Form 10-K405
period 1996-09-30
DELPHOS CITIZENS BANCORP INC
filed 1996-12-30
CIK 1021206

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K

                  Annual report pursuant to Section 13 of the Securities Exchange Act of 1934, as amended

                  For the fiscal year ended September 30, 1996

                          Commission File No.: 1-12141

                         DELPHOS CITIZENS BANCORP, INC.
             (exact name of registrant as specified in its charter)

              DELAWARE                                 34-1840187
     (State or other jurisdiction of          (I.R.S. Employer I.D. No.)
     incorporation or organization)

                    114 East 3rd Street, Delphos, Ohio 45833
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (419) 692-2010 Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:


                    Common Stock, par value $0.01 per share
                                (Title of class)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes     X      No __________.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than the directors and executive officers of the registrant, was $21,486,100, based upon the last sales price as quoted on The Nasdaq Stock Market for December 16, 1996.

     The number of shares of Common Stock outstanding as of December 16, 1996:
2,038,719.

                                     INDEX
                                                               PAGE
                                     PART I

Item 1.    Business...........................................   3

Item 2.    Properties.........................................  30

Item 3.    Legal Proceedings..................................  30

Item 4.    Submission of Matters to a Vote of Security Holders  30

                                    PART II

Item 5.    Market for Registrant's Common Equity and
           Related Stockholder Matters........................  31

Item 6.    Selected Financial Data............................  31

Item 7.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations......  34

Item 8.    Financial Statements and Supplementary Data........  43

Item 9.    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure.............  67

                                    PART III

Item 10.    Directors and Executive Officers of
            the Registrant....................................  67

Item 11.    Executive Compensation............................  68

Item 12.    Security Ownership of Certain Beneficial
            Owners and Management.............................  74

Item 13.    Certain Relationships and Related Transactions....  75

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports
          on Form 8-K.........................................  75

                                     PART I

ITEM 1.  BUSINESS.
------------------

GENERAL

    Delphos Citizens Bancorp, Inc. (the "Company") completed its initial public offering of 2,038,719 shares of common stock on November 20, 1996, in connection with the conversion of Citizens Federal Savings and Loan Association of Delphos, now known as Citizens Bank of Delphos (the "Bank"). The Company received $20,387,190 from this initial public offering before offering expenses of approximately $520,000. The Company utilized $9,400,000 of the net proceeds of the initial public offering to acquire all of the issued and outstanding stock of the Bank. The Company had no operations prior to November 20, 1996, and accordingly, the results of operations reflect only those of the Bank. The Company, as a unitary savings and loan holding company, is subject to regulation by the Office of Thrift Supervision (the "OTS"), the Federal Deposit Insurance Corporation (the "FDIC") and the Securities and Exchange Commission (the "SEC"). The Company's executive offices are located at the home office of the Bank at 114 East 3rd Street, Delphos, Ohio 45833.

    The Bank's principal business is to operate a community-oriented savings and loan association. The Bank attracts retail deposits from the general public in the area surrounding its office and invests those deposits, together with funds generated from operations, primarily in fixed-rate one- to four-family residential mortgage loans and investment and mortgage-backed securities. The Bank invests, on a limited basis, in multi-family mortgage, commercial real estate, construction and land and consumer loans. The Bank's revenues are derived principally from interest on its mortgage loans, and interest and dividends on its investment and mortgage-backed securities. The Bank's primary sources of funds are deposits and principal and interest payments on loans and securities.

MARKET AREA AND COMPETITION

    The Bank's primary deposit gathering area is concentrated in Delphos and the other communities surrounding its office, while its lending activities primarily include areas throughout Allen, Putnam and Van Wert Counties in Northwestern Ohio. The tri-county area includes the city of Lima, Ohio, which has a population of approximately 45,000 and is located approximately 15 miles southeast of Delphos in Allen County.

    The Bank's market area is located within 250 miles of several of the largest metropolitan areas in the United States, including, Chicago, Detroit, Pittsburgh, Cleveland, Cincinnati, and Indianapolis. There are approximately 150 manufacturing firms located in the tri-county area and manufacturing accounts for one-third of the employment sector. Wholesale and retail trade is the second largest employment sector in the tri-county area, accounting for 24% of employment. The City of Lima has experienced increases in unemployment in recent years due to the closing of several large industrial plants.

    The Bank's primary market area is a competitive market for financial services and the Bank faces significant competition both in making loans and in attracting deposits. The Bank faces direct competition from a number of financial institutions operating in its market area, many with a state-wide or regional presence, and in some cases, a national presence. Many of these financial institutions are significantly larger and have greater financial resources than the Bank. The Bank's competition for loans comes principally from savings institutions, mortgage banking companies, commercial banks and credit unions. Its most direct competition for deposits has historically come from savings institutions and commercial banks. In addition, the Bank faces increasing competition for deposits and other financial products from non-bank institutions such as brokerage firms and insurance companies in such areas as short-term money market funds, corporate and government securities funds, mutual funds and annuities. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions.

LENDING ACTIVITIES

    Loan Portfolio Composition. The Bank's loan portfolio consists primarily of conventional first mortgage loans secured by one- to four-family residences. At September 30, 1996, the Bank had gross loans receivable of $75.7 million, of which $62.3 million were one- to four-family, residential mortgage loans, or
82.33% of the Bank's gross loans receivable.   The remainder of the portfolio
consists of: $1.5 million of multi-family mortgage loans, or 1.99% of gross loans receivable; $5.0 million of commercial real estate loans, or 6.57% of gross loans receivable; $4.9 million of construction and land loans, or 6.44% of gross loans receivable; and consumer loans of $2.0 million, or 2.67% of gross loans receivable. At that same date, 69.08% of the Bank's loan portfolio had fixed interest rates. The Bank had no loans held for sale at September 30, 1996.

    The types of loans that the Bank may originate are subject to federal and state law and regulations. Interest rates charged by the Bank on loans are affected by the demand for such loans and the supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by, among other things, economic conditions, fiscal policies of the federal government, the monetary policies of the Federal Reserve Board, and legislative tax policies.

    The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.


                                                      AT SEPTEMBER 30,
                             -------------------------------------------------------------------
                                    1996                  1995                    1994
                             -------------------  ---------------------   ----------------------
                                        PERCENT                 PERCENT                 PERCENT
                                           OF                      OF                      OF
                              AMOUNT     TOTAL     AMOUNT        TOTAL     AMOUNT        TOTAL
                             --------   --------  --------    ---------   --------    ----------
                                                               (DOLLARS IN THOUSANDS)
Real estate:
 One- to four-family.......   $62,282     82.33%   $56,556        83.28%   $49,424        83.32%
 Multi-family..............     1,506      1.99      1,521         2.24      1,276         2.15
 Commercial real estate....     4,969      6.57      3,901         5.74      3,706         6.25
 Construction and land.....     4,871      6.44      3,808         5.61      3,081         5.19
Consumer...................     2,024      2.67      2,128         3.13      1,833         3.09
                              -------    ------    -------       ------    -------       ------
  Gross loans receivable...    75,652    100.00%    67,914       100.00%    59,320       100.00%
                                         ======                  ======                  ======
 Undisbursed loan funds....    (4,718)              (3,732)                 (2,728)
 Deferred loan origination
  fees.....................       (53)                 (47)                    (49)
 Allowance for estimated
  loan losses..............       (94)                 (92)                    (92)
                              -------              -------                 -------
Loans receivable, net......   $70,787              $64,043                 $56,451
                              =======              =======                 =======

                                                        AT SEPTEMBER 30,
                                          ---------------------------------------------
                                                   1993                  1992
                                          ----------------------  ---------------------

                                                        PERCENT                 PERCENT
                                                           OF                      OF
                                           AMOUNT        TOTAL     AMOUNT        TOTAL
                                          --------    ----------  --------    ---------

Real estate:
 One- to four-family.......                $41,793        82.78%   $41,315        84.57%
 Multi-family..............                    771         1.53        729         1.49
 Commercial real estate....                  3,720         7.37      3,856         7.89
 Construction and land.....                  2,780         5.51      1,473         3.02
Consumer...................                  1,422         2.81      1,478         3.03
                                           -------       ------    -------       ------
  Gross loans receivable...                 50,486       100.00%    48,851       100.00%
                                                         ======                  ======
 Undisbursed loan funds....                 (2,659)                 (2,167)
 Deferred loan origination
  fees.....................                    (48)                    (92)
 Allowance for estimated
  loan losses..............                    (32)                    (29)
                                           -------                 -------
Loans receivable, net......                $47,747                 $46,563
                                           =======                 =======

  Loan Maturity. The following table shows the contractual maturity of the Bank's gross loans receivable September 30, 1996. There were no loans held for sale at September 30, 1996. The table does not include principal prepayments.


                                                            AT SEPTEMBER 30, 1996
                                     -----------------------------------------------------------------
                                       ONE- TO          COMMERCIAL                            GROSS
                                        FOUR-   MULTI-     REAL     CONSTRUCTION              LOANS
                                       FAMILY   FAMILY    ESTATE      AND LAND    CONSUMER  RECEIVABLE
                                     -----------------------------------------------------------------
                                                               (IN THOUSANDS)
Amounts due:
 One year or less....................  $12,166  $  230      $1,201        $   43    $1,292     $14,932

 After one year:
  More than one year to three years..   12,788     209       1,647           140       273      15,057
  More than three years to
    five years.......................      853     164          --            --       257       1,274
  More than five years to 10 years...    6,033     255         375            --       151       6,814
  More than 10 years to 20 years.....   25,397     448         247           926        51      27,069
  More than 20 years.................    5,045     200       1,499         3,762        --      10,506
                                       -------  ------      ------        ------    ------     -------
  Total due after

    September 30, 1997...............   50,116   1,276       3,768         4,828       732      60,720
                                       -------  ------      ------        ------    ------     -------

     Gross loans receivable..........  $62,282  $1,506      $4,969        $4,871    $2,024     $75,652
                                       =======  ======      ======        ======    ======     =======


     The following table sets forth at September 30, 1996, the dollar amount of gross loans receivable contractually due after September 30, 1997, and whether such loans have fixed interest rates or adjustable interest rates.


                             DUE AFTER SEPTEMBER 30, 1997
                           ------------------------------
                              FIXED   ADJUSTABLE   TOTAL
                           ------------------------------
                                    (IN THOUSANDS)
Real estate loans:
   Residential:
    One- to four-family....  $44,035     $ 6,081  $50,116
    Multi-family...........      912         364    1,276
   Commercial real estate..      485       3,283    3,768
   Construction and land...    4,029         799    4,828
Consumer...................      732          --      732
                             -------     -------  -------
     Total.................  $50,193     $10,527  $60,720
                             =======     =======  =======

     Origination and Purchase of Loans. The Bank's mortgage lending activities are conducted through its home office. Although the Bank may originate both adjustable-rate and fixed-rate mortgage loans, a substantial majority of the Bank's loan originations have been fixed-rate mortgage loans. The Bank's ability to originate loans is dependent upon the relative customer demand for fixed-rate or adjustable-rate mortgage loans, which is affected by the current and expected future level of interest rates. The Bank has not emphasized the origination of adjustable-rate mortgage loans due to the relatively low demand for such loans in the Bank's primary market area. The Bank retains for its portfolio all of the mortgage loans that it originates. At September 30, 1996, there were no loans categorized as held for sale. In addition, the Bank also emphasizes the origination of construction loans secured primarily by owner-occupied properties. From time to time the Bank has participated in loans originated by other institutions based upon the Bank's investment needs and market opportunities.

     The following tables set forth the Bank's loan originations and principal repayments for the periods indicated:


                                                  FOR THE YEAR ENDED SEPTEMBER 30,
                                                  --------------------------------
                                                   1996       1995       1994
                                                  ---------- ---------- ----------
                                                           (In thousands)
Beginning balance, net.......................... $ 64,043   $ 56,451   $ 47,747

 Loans originated:
  One- to four-family...........................   17,787     12,116     20,788
  Multi-family..................................      155        423        862
  Commercial real estate........................    2,011        733        862
  Construction and land.........................    5,816      5,033      4,788
  Consumer......................................    2,341      2,608      2,068
                                                  --------   --------   --------
    Total loans originated......................   28,110     20,913     29,368

 Principal prepayments..........................  (20,394)   (12,319)   (20,534)
 Transfer to REO................................       --         --         --
 Change in undisbursed loan funds(1)............     (985)    (1,004)       (69)
 Change in unearned origination fees............       15          2         (1)
 Change in allowance for estimated loan losses..       (2)        --        (60)
                                                  --------   --------   --------
Ending balance, net............................. $ 70,787   $ 64,043   $ 56,451
                                                  ========   ========   ========

____________________
(1) Represents change in loans in process from first day to last day of the period.

     One- to Four-Family Mortgage Lending. The primary lending activity of the Bank has been and continues to be the origination of permanent conventional mortgage loans secured by one- to four-family residences located in the Bank's primary market area, which the Bank retains in its portfolio. The Bank's loans generally do not conform to secondary market standards because the Bank does not require title insurance or a survey. Management believes that the Bank's policy of not selling the loans that it originates provides the Bank with a competitive advantage in the origination of loans in its primary market area. Loan originations are obtained from the Bank's loan officers and their contacts with the local real estate industry, existing or past customers, and members of the local communities. The Bank primarily originates fixed-rate loans, but also offers adjustable-rate mortgage ("ARM") loans. At September 30, 1996, one- to four-family mortgage loans totalled $62.3 million, or 82.33% of total loans at such date. Of the Bank's mortgage loans secured by one- to four-family residences, $44.7 million, or 71.69%, were fixed-rate loans.

     The Bank's policy is to originate one- to four-family residential mortgage loans in amounts up to 80% of the appraised value of the property securing the loan, up to 85% of the appraised value if the loan is co-signed by a person approved by the Board of Directors and up to 90% of the appraised value if private mortgage insurance is obtained. Mortgage loans originated by the Bank generally include due-on-sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank's consent. Due-on-sale clauses are an important means of adjusting the rates on the Bank's fixed-rate mortgage loan portfolio and the Bank exercises its rights under these clauses. The residential mortgage loans originated by the Bank are generally for terms to maturity of up to 30 years.

     The Bank offers several adjustable rate loan programs with terms of up to 30 years and interest rates that adjust either annually or every three years.
Of the Bank's mortgage loans secured by one- to four-family residences, $17.6 million, or 28.31%, had adjustable rates. The Bank's one year ARM loan has a maximum adjustment limitation of 1.5% per year and a 5.0% lifetime cap on adjustments. The Bank's three-year ARM loan has a maximum adjustment limitation of 2.0% per change and a 5.0% lifetime cap. The index for substantially all of the Bank's ARM loans is the Federal Home Loan Bank System's National Average Mortgage Rate for Previously-Occupied Homes.

     The volume and types of ARM loans originated by the Bank have been affected by such market factors as the level of interest rates, consumer preferences, competition and the availability of funds. In recent years, demand for ARM loans in the Bank's primary market area has been weak due to the low interest rate environment and consumer preference for fixed-rate loans. Consequently, in recent years the Bank has not originated a significant amount of ARM loans as compared to its originations of fixed-rate loans. The ARM loans offered by the Bank do not provide for initial deep discount interest rates or for negative amortization. Although the Bank will continue to offer ARM loans, there can be no assurance that in the future the Bank will be able to originate a sufficient volume of ARM loans to constitute a significant portion of the Bank's loan portfolio.

     Multi-Family Lending. On a limited basis, the Bank originates multi-family mortgage loans generally secured by properties located in the Bank's primary market area. In reaching its decision on whether to make a multi-family loan, the Bank considers a number of factors including: the net operating income of the mortgaged premises before debt service and depreciation; the debt service ratio (the ratio of net operating income to debt service); and the ratio of loan amount to appraised value. Pursuant to the Bank's current underwriting policies, a multi-family mortgage loan may be made in an amount up to 80% of the appraised value of the underlying property. In addition, the Bank generally requires a debt service ratio of 120%. Properties securing a multi-family loan are appraised by an independent appraiser.

     When evaluating a multi-family loan, the Bank also considers the financial resources and income level of the borrower, the borrower's experience in owning or managing similar property, and the Bank's lending experience with the borrower. The Bank's underwriting policies require that the borrower be able to demonstrate strong management skills and the ability to maintain the property from current rental income. The borrower is required to present evidence of the ability to repay the mortgage and a satisfactory credit history. In making its assessment of the creditworthiness of the borrower, the Bank generally reviews the financial statements, employment and credit history of the borrower, as well as other related documentation.

     Loans secured by multi-family residential properties generally involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by multi-family properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks through its underwriting policies, which require such loans to be qualified at origination on the basis of the property's income and debt coverage ratio.

     The Bank's multi-family loan portfolio at September 30, 1996 totalled $1.5 million or 1.99% of gross loans receivable. The Bank's largest multi-family loan at September 30, 1996, had an outstanding balance of $231,000, is secured by eleven units and is current as to the repayment of principal and interest.

     Commercial Real Estate Lending. On a limited basis, the Bank originates and participates in commercial real estate loans that are generally secured by properties used for business or religious purposes such as farms, churches, nursing homes, small office buildings or retail facilities located in its primary market area. The Bank's underwriting procedures provide that commercial real estate loans may be made in amounts up to 80% of the appraised value of the property. The Bank's underwriting standards and procedures are similar to those applicable to its multi-family loans, whereby the Bank considers the net operating income of the property, the debt service ratio and the borrower's expertise, credit history and profitability. The largest commercial real estate loan in the Bank's portfolio at September 30, 1996 was a $1.5 million participation in a $5.0 million mortgage and is secured by a nursing home. The loan was current and performing in accordance with its contractual terms at September 30, 1996. At September 30, 1996 the Bank's commercial real estate loan portfolio was $5.0 million, or 6.57% of gross loans receivable.

     Loans secured by commercial real estate properties, similar to multi-family loans, are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to a great extent to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks through its underwriting standards.

     Construction and Land Lending. The Bank generally originates construction and land development loans to contractors and individuals in its primary market area. The Bank's construction loans primarily are made to finance the construction of owner-occupied one- to four-family residential properties and to a significantly lesser extent, real estate developments. The Bank's construction loans to individuals are primarily fixed-rate loans with maturities of six months which, upon completion of construction, convert to permanent loans with maturities of up to 30 years. The Bank's policies provide that construction loans may be made in amounts up to 80% of the appraised value of the property for construction of one- to four-family residences. The Bank requires an independent appraisal of the property. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. The Bank requires regular inspections to monitor the progress of construction. Land loans are determined on an individual basis, but generally they do not exceed 75% of the actual cost or current appraised value of the property, whichever is less. The largest construction and land loan in the Bank's portfolio at September 30, 1996 had a balance of $296,000 and is secured by a single family residence. This loan is currently performing in accordance with its terms. At September 30, 1996, the Bank has $4.9 million of construction and land loans totalling 6.44% of the Bank's gross loans receivable.

     Construction and land financing is considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development compared to the estimated cost (including interest) of construction. If the estimate of value proves to be inaccurate, the Bank may be confronted with a project, when completed, having a value which is insufficient to assure full repayment.

     Consumer and Other Lending. The Bank's originated consumer loans generally consist of automobile loans, second mortgage loans, home equity loans, mobile home loans and loans secured by deposits. At September 30, 1996, the Bank's consumer loan portfolio was $2.0 million, or 2.67% of gross loans receivable.

     Loan Approval Procedures and Authority. The Board of Directors establishes the lending policies of the Bank. Loans in amounts up to $50,000 may be approved by the Bank's loan officers. Loans in excess of $50,000 and up to $250,000 must be approved by the Loan Committee which consists of two senior officer/directors and one outside director. Loans in excess of $250,000 must be approved by the Board of Directors. Pursuant to OTS regulations, loans to one borrower cannot exceed 15% of the Bank's unimpaired capital and surplus. The Bank will not make loans to one borrower that are in excess of regulatory limits.

     Delinquencies and Classified Assets. The Board of Directors performs a monthly review of all delinquent loans thirty days or more past due. The procedures taken by the Bank with respect to delinquencies vary depending on the nature of the loan and period of delinquency. When a borrower fails to make a required payment on a loan, the Bank takes a number of steps to have the borrower cure the delinquency and restore the loan to current status. The Bank sends the borrower a written notice of non-payment after the loan is first past due. In the event payment is not then received, additional letters are sent and phone calls are made. If management believes that the loan is well-secured, the Bank generally will try to work with the borrower to have the loan brought current. If the loan is still not brought current and it becomes necessary for the Bank to take legal action, the Bank will commence foreclosure proceedings against any real property that secures the loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan is foreclosed upon and sold at sheriff's sale.

     Federal regulations and the Bank's Classification of Assets Policy require that the Bank utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Bank has incorporated the OTS internal asset classifications as a part of its credit monitoring system. The Bank currently classifies problem and potential problem assets as "Substandard," "Doubtful" or "Loss" assets. An asset is considered "Substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "Doubtful" have all of the weaknesses inherent in those classified "Substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "Loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss allowance is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "Special Mention."

     When an insured institution classifies one or more assets, or portions thereof, as Substandard or Doubtful, under current OTS policy the Bank is required to consider establishing a general valuation allowance in an amount deemed prudent by management. The general valuation allowance, which is a regulatory term, represents a loss allowance which has been established to recognize the inherent credit risk associated with lending and investing activities, but which, unlike specific allowances, has not been allocated to particular problem assets. When an insured institution classifies one or more assets, or portions thereof, as "Loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount.

     A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS which can order the establishment of additional general or specific loss allowances. The OTS, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation allowances. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. As a result of the declines in local and regional real estate market values and the significant losses experienced by many financial institutions, there has been a greater level of scrutiny by regulatory authorities of the loan portfolios of financial institutions undertaken as part of the examination of institutions by the OTS and the FDIC. While the Bank believes that it has established an adequate allowance for estimated loan losses, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to materially increase its allowance for loan losses, thereby negatively affecting the Bank's financial condition and earnings. Although management believes that an adequate allowance for loan losses has been established, actual losses are dependent upon future events and, as such, further additions to the level of allowances for estimated loan losses may become necessary.

     The Bank's management reviews and classifies the Bank's assets quarterly and reports the results of its review to the Board of Directors. The Bank classifies assets in accordance with the management guidelines described above. REO is classified as Substandard. At September 30, 1996, the Bank had $208,000 of assets classified as Special Mention, $543,000 of assets classified as Substandard, and no assets classified as Doubtful or Loss.

     Non-performing Assets. The following table sets forth information regarding non-accrual loans, accruing loans which are contractually past due 90 days or more and REO. The Bank generally ceases accruing interest on loans 90 days or more past due. For the years ended September 30, 1996, 1995, 1994, 1993 and 1992, respectively, the amount of interest income that would have been recognized on nonaccrual loans if such loans had continued to perform in accordance with their contractual terms was $5,280, $5,780, $15,142, $15,158 and $10,302, none of which was recognized.


                                                           AT SEPTEMBER 30,
                                             -------------------------------------------
                                                1996     1995     1994     1993     1992
                                                ----     ----     ----     ----     ----
                                                         (Dollars in thousands)
Non-accrual loans:
  Residential real estate:
    One- to four-family......................  $  567   $  226   $  169   $  239   $ 253
    Multi-family.............................      --       --       --       --      --
  Commercial real estate.....................      11      117      100       76      76
  Construction and land......................       5       --       --       --      --
  Consumer..................................       --       12        1        4      12
                                               ------   ------   ------   ------   -----
    Total non-accrual loans..................     583      355      270      319     341
  Loans contractually past due more
   than 90 days and accruing interest......        --       --       --       --      --
                                               ------   ------   ------   ------   -----
    Total non-performing loans...............     583      355      270      319     341
REO, net...................................        --       --       --       --      --
                                               ------   ------   ------   ------   -----
    Total non-performing
        assets.............................    $  583   $  355   $  270   $  319   $ 341
                                                =====    =====    =====    =====   =====
Allowance for loan losses as a
  percent of gross loans receivable..........    0.13%    0.14%    0.16%    0.06%   0.06%
Allowance for loan losses as a percent of
  total non-performing loans(1)..............   16.19    26.02    34.17    10.16    8.43
Non-performing loans
  as a percent of gross loans
  receivable(1)............................      0.82     0.55     0.46     0.63    0.70
Non-performing assets
  as a percent of total
  assets(1)..................................    0.63     0.40     0.33     0.41    0.50

------------------------
(1) Non-performing assets consist of non-performing loans and REO. Non-performing loans consist of all accruing loans 90 days or more past due and all non-accrual loans.

     The following table sets forth delinquencies in the Bank's loan portfolio as of the dates indicated:


                                            AT SEPTEMBER 30, 1996                                  AT SEPTEMBER 30, 1995
                              -------------------------------------------------    -----------------------------------------------
                                     60-89 DAYS           90 DAYS OR MORE (1)            60-89 DAYS          90 DAYS OR MORE (1)
                              ---------------------   -------------------------    -----------------------  ----------------------
                                          PRINCIPAL                   PRINCIPAL                 PRINCIPAL                PRINCIPAL
                                 NUMBER    BALANCE     NUMBER          BALANCE      NUMBER       BALANCE     NUMBER       BALANCE
                                OF LOANS   OF LOANS   OF LOANS         OF LOANS    OF LOANS      OF LOANS   OF LOANS     OF LOANS
                              ----------  ---------   --------       ----------    --------     ---------   --------    ----------
                                                                       (DOLLARS IN THOUSANDS)

One- to four-family........           12       $450         16              $567          2          $ 31         10           $226
Multi-family...............           --         --         --                --         --            --         --             --
Commercial real estate.....            2          9          1                11         --            --          2            117
Construction and land......           --         --          1                 5         --            --         --             --
Consumer...................           --         --         --                --         --            --          1             12
                                    ----       ----       ----              ----       ----          ----       ----          -----

Total......................           14       $459         18              $583          2          $ 31         13          $ 355
                                    ====       ====       ====              ====       ====          ====       ====          =====
Delinquent loans to gross
 loans receivable..........                     .61%                         .77%                     .06%                      .55%

                                             AT SEPTEMBER 30, 1994
                              --------------------------------------------------
                                    60-89 DAYS            90 DAYS OR MORE (1)
                              ----------------------   -------------------------
                                          PRINCIPAL                    PRINCIPAL
                                 NUMBER    BALANCE       NUMBER         BALANCE
                               OF LOANS    OF LOANS     OF LOANS        OF LOANS
                              ----------  ----------   ----------     ----------
                                             (DOLLARS IN THOUSANDS)
One- to four-family........            4       $ 92          7              $169
Multi-family...............           --         --         --                --
Commercial real estate.....           --         --          1               100
Construction and land......           --         --         --                --
Consumer loans.............            1          1          1                 1
                                    ----       ----       ----             -----

Total......................            5       $ 93          9             $ 270
                                    ====       ====       ====             =====
Delinquent loans to gross
 loans receivable..........                     .16%                         .46%
--------------------

(1) Loans 90 days or more past due are included in non-accrual loans. See "Non-Performing Assets."

     Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in the Bank's loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additional provisions for loan losses based upon information available at the time of the review. As of September 30, 1996, the Bank's allowance for loan losses was 0.13% of gross loans receivable as compared to 0.14% as of September 30, 1995. The Bank had non-accrual loans of $583,000 and $355,000 at September 30, 1996 and September 30, 1995,
respectively. At September 30, 1996, the Bank had no loans classified as "impaired." The Bank will continue to monitor and modify its allowances for loan losses as conditions dictate.

     The following table sets forth activity in the Bank's allowance for loan losses for the periods set forth in the table.


                                   AT OR FOR THE YEAR ENDED
                                        SEPTEMBER 30,
                             -----------------------------------
                              1996   1995   1994    1993   1992
                             ------ ------ ------  ------ ------
                                    (Dollars in thousands)
Balance at beginning of
   period...................  $  92  $  92  $  32  $  29   $  29
Provision for loan losses...      2     --     60     25      --
Charge-offs:
 Real Estate:
  One- to four-family.......     --     --     --     22      --
  Multi-family..............     --     --     --     --      --
  Commercial real estate....     --     --     --     --      --
  Construction and land.....     --     --     --     --      --
 Consumer...................     --     --     --     --      --
Recoveries..................     --     --     --     --      --
                              -----  -----  -----  -----   -----
Balance at end of period....  $  94  $  92  $  92  $  32   $  29
                              =====  =====  =====  =====   =====

Net charge-offs to average
   gross loans receivable...     --     --     --    .04%     --

  The following tables set forth the amount of the Bank's allowance for loan losses, the percent of the allowance for loan losses to the total allowance and the percent of gross loans to gross loans receivable in each of the categories listed at the dates indicated.


                                                                     AT SEPTEMBER 30,
                           -----------------------------------------------------------------------------------------------------
                                          1996                             1995                             1994
                           -----------------------------------------------------------------------------------------------------
                                                 PERCENT OF                       PERCENT OF                       PERCENT OF
                                                 GROSS LOANS                      GROSS LOANS                      GROSS LOANS
                                     PERCENT OF    IN EACH            PERCENT OF    IN EACH            PERCENT OF    IN EACH
                                     ALLOWANCE   CATEGORY TO          ALLOWANCE   CATEGORY TO          ALLOWANCE   CATEGORY TO
                                      TO TOTAL   GROSS LOANS           TO TOTAL   GROSS LOANS           TO TOTAL   GROSS LOANS
                             AMOUNT  ALLOWANCE   RECEIVABLE   AMOUNT  ALLOWANCE   RECEIVABLE   AMOUNT  ALLOWANCE   RECEIVABLE
                             ------  ---------  ------------  ------  ---------  ------------  ------  ---------  ------------
                                                           (Dollars in thousands)
One- to four-
   family..................    $ 65      70.66%       82.33%    $ 63      68.21%       83.28%    $ 62      67.58%       83.32%
Multi-family...............       2       2.18         1.99        3       3.25         2.24        4       4.36         2.15
Commercial real estate.....       5       5.43         6.57        4       5.03         5.74        4       4.75         6.25
Construction and land......       5       5.43         6.44        6       6.25         5.61        5       5.75         5.19
Consumer...................       5       5.43         2.67        5       5.26         3.13        5       5.20         3.09
Unallocated................      10      10.87           --       11      12.00           --       12      12.36           --
                               ----     ------       ------     ----     ------       ------     ----     ------       ------
Total allowance
   for loan losses.........    $ 92     100.00%      100.00%    $ 92     100.00%      100.00%    $ 92     100.00%      100.00%
                               ====     ======       ======     ====     ======       ======     ====     ======       ======

                                                 AT SEPTEMBER 30,
                           ----------------------------------------------------------------
                                      1993                             1992
                           ----------------------------------------------------------------
                                               PERCENT OF                       PERCENT OF
                                                  GROSS                            GROSS
                                                LOANS IN                         LOANS IN
                                   PERCENT OF     EACH              PERCENT OF     EACH
                                   ALLOWANCE   CATEGORY TO          ALLOWANCE   CATEGORY TO
                                    TO TOTAL   GROSS LOANS           TO TOTAL   GROSS LOANS
                           AMOUNT  ALLOWANCE   RECEIVABLE   AMOUNT  ALLOWANCE   RECEIVABLE
                           ------  ---------  ------------  ------  ---------  ------------
                                             (Dollars in thousands)
One- to four-
   family..................  $ 23      70.24%       82.78%    $ 20      68.28%       84.57%
Multi-family...............     1       2.78         1.53        1       2.94         1.49
Commercial real estate.....     3       7.75         7.37        2       8.26         7.89
Construction and land......     1       3.80         5.51        1       3.75         3.02
Consumer...................     1       4.84         2.81        2       5.41         3.03
Unallocated................     3      10.59           --        3      11.36           --
Total allowance              ----     ------       ------      ---     ------       ------
   for loan losses.........  $ 32     100.00%      100.00%    $ 29     100.00%      100.00%
                             ====     ======       ======     ====     ======       ======

REAL ESTATE OWNED

     At September 30, 1996, the Bank had no REO. If the Bank acquires any REO, it is initially recorded at fair value less costs to sell and thereafter REO is recorded at the lower of the recorded investment in the loan or the fair value of the related assets at the date of foreclosure, less costs to sell. Thereafter, REO is valued at the lower of the recorded investment or the fair value of the property less costs to sell. If there is a further deterioration in value, the Bank provides for a specific valuation allowance.

INVESTMENT ACTIVITIES

     Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certificates of deposit of insured banks and savings institutions, bankers' acceptances and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment-grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. Additionally, the Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. See "Regulation and Supervision - Federal Savings Institution Regulation - Liquidity." Historically, the Bank has maintained liquid assets above the minimum OTS requirements and at a level considered to be more than adequate to meet its normal daily activities.

     The investment policy of the Bank as established by the Board of Directors attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement the Bank's lending activities. The Bank's policies generally limit investments to government and federal agency securities. The Bank's policies provide the authority to invest in U.S. Treasury and federal agency securities meeting the Bank's guidelines and in mortgage-backed securities guaranteed by the U.S. government and agencies thereof. At September 30, 1996, the Bank had investment and mortgage-backed securities with a carrying value of $14.7 million and a market value of $14.9 million. At September 30, 1996, the Bank had $777,000 in mortgage-backed securities classified as available for sale and $13.9 million in investment and mortgage-backed securities classified as held to maturity. $6.9 million of the Bank's mortgage-backed securities had adjustable rates at September 30, 1996.

     At September 30, 1996, all of the Bank's mortgage-backed securities were insured or guaranteed by either the GNMA or FHLMC. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby reducing or increasing, respectively, the net yield on such securities. There is also the risk associated with the necessity to reinvest the cash flows from such securities at market interest rates which may be lower than the interest rates received on such securities. In addition, the market value of such securities may be adversely affected by changes in interest rates.

     The following table sets forth certain information regarding the carrying and fair values of the Bank's investment securities and mortgage-backed securities at the dates indicated:



                                                            AT SEPTEMBER 30,
                                      -------------------------------------------------------------

                                            1996                1995                  1994
                                      ----------------   -------------------   -------------------
                                      CARRYING   FAIR    CARRYING      FAIR    CARRYING      FAIR
                                       VALUE     VALUE    VALUE        VALUE    VALUE        VALUE
                                      -------  -------   -------     -------   -------     -------
                                                            (In thousands)
Securities:

  Available for sale:

   GNMA certificates...............   $   777  $   777        --          --        --          --
                                      -------  -------   -------     -------   -------     -------

    Total available for sale.......       777      777        --          --        --          --
                                      -------  -------   -------     -------   -------     -------

  Held to maturity:

   FHLB debt securities.............      500      500   $   500     $   505   $   500     $   503

   GNMA certificates................   13,223   13,448    17,133      17,529    17,404      16,803

   FHLMC certificates...............      214      225       287         300       351         361
                                      -------  -------   -------     -------   -------     -------

     Total held to maturity.........   13,937   14,173    17,920      18,334    18,255      17,667
                                      -------  -------   -------     -------   -------     -------

   FHLB stock.......................      778      778       726         726       570         570
                                      -------  -------   -------     -------   -------     -------

   Total securities.................  $15,492  $15,728   $18,646     $19,060   $18,825     $18,237
                                      =======  =======   =======     =======   =======     =======

     The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Bank's investment securities and mortgage-backed securities as of September 30, 1996.

                                             AT SEPTEMBER 30, 1996
                                  ------------------------------------------
                                                          MORE THAN ONE
                                   ONE YEAR OR LESS     YEAR TO FIVE YEARS
                                  ------------------   ---------------------
                                            WEIGHTED                WEIGHTED
                                  CARRYING   AVERAGE   CARRYING      AVERAGE
                                   VALUE      YIELD     VALUE         YIELD
                                  ------------------   --------   ----------
                                           (DOLLARS IN THOUSANDS)
Securities:

  Held to maturity:

   FHLB debt securities.......     $500      4.42%          --         --
                                  -----                 ------
      Total debt securities...     $500      4.42           --         --
                                  =====                 ======
Mortgage-backed securities:

  Available for sale:
   GNMA.......................

    Total available for sale..

  Held to maturity:

   GNMA.......................       --        --       $    6       8.00%

   FHLMC......................       --        --           --         --
                                  -----                 ------
    Total held to maturity....       --        --            6       8.00
                                  -----                 ------
      Total mortgage-backed
      securities..............       --        --       $    6       8.00%
                                  =====                 ======

                                                        AT SEPTEMBER 30, 1996
                                  ----------------------------------------------------------------
                                    MORE THAN FIVE
                                  YEARS TO TEN YEARS     MORE THAN TEN YEARS          TOTAL
                                  ---------- --------   ---------------------   ------------------
                                             WEIGHTED                WEIGHTED             WEIGHTED
                                  CARRYING    AVERAGE   CARRYING      AVERAGE   CARRYING   AVERAGE
                                   VALUE       YIELD     VALUE         YIELD     VALUE      YIELD
                                  --------   --------   --------    ---------   --------  --------
                                                        (DOLLARS IN THOUSANDS)
Securities:

  Held to maturity:

   FHLB debt securities.......        --          --         --           --    $   500      4.42%
                                    ----                -------                 -------
      Total debt securities...        --          --         --           --    $   500      4.42
                                    ====                =======                 =======
Mortgage-backed securities:

  Available for sale:

   GNMA.......................                          $   777         6.97%   $   777      6.97%
                                                        -------                 -------
    Total available for sale..                              777         6.97        777      6.97
                                                        -------        -----    -------      ----
  Held to maturity:

   GNMA.......................      $ 20        8.20%   $13,197         7.36     13,223      7.36

   FHLMC......................       175        8.32         39        12.30        214      9.05
                                    ----                -------                 -------
    Total held to maturity....       195        8.31     13,236         7.37     13,437      7.39
                                    ----                -------                 -------
      Total mortgage-backed         $195        8.31%   $14,013         7.35%   $14,214      7.36%
      securities..............      ====                =======                 =======


SOURCES OF FUNDS

     General. Deposits, loan repayments and prepayments and cash flows generated from operations are the primary sources of the Bank's funds for use in lending, investing and for other general purposes. The Bank has historically not used FHLB advances or other borrowings as a source of funds.

     Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposits consist of savings and club accounts, NOW accounts, money market accounts and certificates of deposit. For the year ended September 30, 1996, certificates of deposit constituted 72.6% of total average deposits. The term of the certificates of deposit offered by the Bank vary from six months to five years and the offering rates are established by the Bank on a weekly basis. Once a certificate account is established, no additional amounts are permitted to be deposited in that account, with the exception of Individual Retirement Account certificates. Specific terms of an individual account vary according to the type of account, the minimum balance required, the time period funds must remain on deposit and the interest rate, among other factors. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. At September 30, 1996, the Bank had $41.4 million of certificate accounts maturing in less than one year. The Bank's deposits are obtained predominantly from the area in which its banking office is located. The Bank relies primarily on a willingness to pay market-competitive interest rates to attract and retain these deposits. Accordingly, rates offered by competing financial institutions significantly affect the Bank's ability to attract and retain deposits. See Note 6 to the Financial Statements under
Item 8 hereof for a summary of the types of deposit accounts offered by the Bank.

     The following table presents the deposit activity of the Bank for the periods indicated:

                                                FOR THE YEAR ENDED SEPTEMBER 30,
                                                --------------------------------
                                                    1996        1995      1994
                                                -----------   --------   -------
                                                           (In thousands)
Beginning balance......................         $76,664       $72,255    $68,241
Net deposits (withdrawals).............            (819)          809      1,057
Interest credited on deposit accounts..           3,986         3,600      2,957
                                                -------       -------    -------
Ending balance.........................         $79,831       $76,664    $72,255
                                                =======       =======    =======

     At September 30, 1996, the Bank had approximately $4.5 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                                           WEIGHTED
             MATURITY PERIOD               AMOUNT        AVERAGE RATE
     -------------------------------   ---------------   ------------
                                           (Dollars
                                         in thousands)
     Three months or less...........        $  794           6.69%
     Over three through six months..         1,490           5.98
     Over six through 12 months.....         1,000           5.49
     Over 12 months.................         1,211           5.69
                                            ------
     Total..........................        $4,495           5.92
                                            ======

     The following table sets forth the distribution of the Bank's deposit accounts for the periods indicated.



                                                 FOR THE YEAR ENDED SEPTEMBER 30,
                               -----------------------------------------------------------------
                                        1996                1995                   1994
                               -------------------- ---------------------- ---------------------
                                           PERCENT                PERCENT                PERCENT
                                 AMOUNT   OF TOTAL   AMOUNT      OF TOTAL   AMOUNT      OF TOTAL
                               --------- ---------- --------    ---------- --------    ----------
                                                     (DOLLARS IN THOUSANDS)

Savings and club accounts......  $ 8,275     10.37%  $ 8,303        10.83%  $ 8,832        12.22%
Money market accounts..........    7,422      9.30     9,493        12.38    15,387        21.30
NOW accounts...................    5,052      6.33     4,718         6.15     4,148         5.74
Non-interest bearing accounts..       42      0.04       185         0.24        39         0.06
                                 -------    ------   -------       ------   -------       ------
 Total.........................   20,791     26.04    22,699        29.60    28,406        39.32

Certificate accounts:
3.00% to 3.99%.................                           14          .02     6,636         9.18
4.00% to 4.99%.................    3,109      3.89     3,595         4.69     7,084         9.80
5.00% to 5.99%.................   34,698     43.47    16,711        21.80    22,842        31.61
6.00% to 6.99%.................   17,233     21.59    29,403        38.35     6,903         9.55
7.00% to 7.99%.................    3,966      4.97     4,205         5.49       275         0.38
8.00% to 8.99%.................       34       .04        37         0.05       109         0.16
                                 -------    ------   -------       ------   -------       ------
 Total certificate accounts....   59,040     73.96    53,965        70.40    43,849        60.68
                                 -------    ------   -------       ------   -------       ------

Total deposits.................  $79,831    100.00%  $76,664       100.00%  $72,255       100.00%
                                 =======    ======   =======       ======   =======       ======

  The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at September 30, 1996.


                                           PERIOD TO MATURITY FROM SEPTEMBER 30, 1996                     AT SEPTEMBER 30,
                         ------------------------------------------------------------------------------  -----------------
                         LESS THAN   ONE TO     TWO TO      THREE TO    FOUR TO    MORE THAN
                         ONE YEAR  TWO YEARS  THREE YEARS  FOUR YEARS  FIVE YEARS  FIVE YEARS    TOTAL     1995     1994
                         --------- ---------- ------------ ----------- ----------- ----------- --------  -------- --------
                                                          (IN THOUSANDS)
Certificate accounts:
0 to 3.99%.............    $    --    $    --    $   --       $ --        $ --        $--       $    --  $    14  $ 6,636
4.00 to 4.99%..........      3,109         --        --         --          --         --         3,109    3,595    7,084
5.00 to 5.99%..........     19,894     10,574     3,962         60         208         --        34,698   16,711   22,842
6.00 to 6.99%..........     14,526      2,088       388        231          --         --        17,233   29,403    6,903
7.00 to 7.99%..........      3,907         53         1          5          --         --         3,966    4,205      275
8.00 to 8.99%..........         --         --        --         --          --         34            34       37      109
                           -------    -------    ------       ----        ----        ---       -------  -------  -------
  Total................    $41,436    $12,715    $4,351       $296        $208        $34       $59,040  $53,965  $43,849
                           =======    =======    ======       ====        ====        ===       =======  =======  =======



SUBSIDIARY ACTIVITIES

  The Bank has one wholly-owned subsidiary, Delphos Service Corporation, which currently does not conduct any activities.

PERSONNEL

  As of September 30, 1996, the Bank had 19 full-time employees and 3 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.


                          REGULATION AND SUPERVISION

GENERAL

  The Company, as a savings and loan holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of the OTS under the Home Owners' Loan Act, as amended (the "HOLA"). In addition, the activities of savings institutions, such as the Bank, are governed by the HOLA and the Federal Deposit Insurance Act ("FDI Act").

  The Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Bank is a member of the Federal Home Loan Bank ("FHLB") System and its deposit accounts are insured up to applicable limits by the Savings Bank Insurance Fund ("SAIF") managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the Bank and their operations. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company.

HOLDING COMPANY REGULATION

  The Company is a nondiversified unitary savings and loan holding company within the meaning of the HOLA. As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender ("QTL"). See "Federal Savings Institution Regulation - QTL Test." Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act ("BHC Act"), subject to the prior approval of the OTS, and certain activities authorized by OTS regulation.

  The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of the voting stock of another savings institution or holding company thereof, without prior written approval of the OTS; acquiring or retaining, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities other than those permitted by the HOLA; or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

  The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

  Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, HOLA does prescribe such restrictions on subsidiary savings institutions as described below. The Bank must notify the OTS 30 days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution. See "Federal Savings Institution Regulation -- Thrift Rechartering Legislation."

FEDERAL SAVINGS INSTITUTION REGULATION

  Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% leverage (core) capital ratio and an 8% risk-based capital ratio.
In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage
(core) capital ratio (3% for institutions receiving the highest rating on the CAMEL financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain purchased mortgage servicing rights and credit card relationships. The OTS regulations also require that, in meeting the tangible, leverage (core) and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank.

  The risk-based capital standard for savings institutions requires the maintenance of Tier I (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of

4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. The components of Tier I (core) capital are equivalent to those discussed earlier. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

  The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule, a savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. The Director of the OTS may waive or defer a savings institution's interest rate risk component on a case-by-case basis. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. For the present time, the OTS has deferred implementation of the interest rate risk component. At September 30, 1996, the Bank met each of its capital requirements, in each case on a fully phased-in basis and it is anticipated that the Bank will not be subject to the interest rate risk component.

                                           Excess            Capital
                                                       ------------------
                   Actual    Required   (Deficiency)    Actual  Required
                   Capital    Capital      Amount      Percent   Percent
                  ---------  ---------  -------------  -------- ---------
                                 (Dollars in thousands)

Tangible.........  $11,441     $1,384      $10,057      12.40%    1.50%
Core (Leverage)..  $11,441     $2,768      $ 8,673      12.40%    3.00%
Risk-based.......  $11,537     $3,387      $ 8,150      27.25%    8.00%

  Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution is considered "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of Tier I (core) capital to risk-weighted assets is at least 6%, its ratio of core capital to total assets is at least 5%, and it is not subject to any order or directive by the OTS to meet a specific capital level. A savings institution generally is considered "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of Tier I (core) capital to risk-weighted assets is at least 4%, and its ratio of core capital to total assets is at least 4% (3% if the institution receives the highest CAMEL rating). A savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

  Insurance of Deposit Accounts. Deposits of the Bank are presently insured by the SAIF. Both the SAIF and the Bank Insurance Fund ("BIF"), (the deposit insurance fund that covers most commercial bank deposits), are statutorily required to be recapitalized to a 1.25% of insured reserve deposits ratio. Until recently, members of the SAIF and BIF were paying average deposit insurance premiums of between 24 and 25 basis points. The BIF met the required reserve in 1995, whereas the SAIF was not expected to meet or exceed the required level until 2002 at the earliest. This situation was primarily due to the statutory requirement that SAIF members make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF.

  In view of the BIF's achieving the 1.25% ratio, the FDIC ultimately adopted a new assessment rate schedule of from 0 to 27 basis points under which 92% of BIF members paid an annual premium of only $2,000. With respect to SAIF member institutions, the FDIC adopted a final rule retaining the previously existing assessment rate schedule applicable to SAIF member institutions of 23 to 31 basis points. As long as the premium differential continued, it may have had adverse consequences for SAIF members, including reduced earnings and an impaired ability to raise funds in the capital markets. In addition, SAIF members, such as the Bank could have been placed at a substantial competitive disadvantage to BIF members with respect to pricing of loans and deposits and the ability to achieve lower operating costs.

  On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the "Funds Act") which, among other things, imposed a special one-time assessment on SAIF member institutions, including the Bank, to recapitalize the SAIF. As required by the Funds Act, the FDIC imposed a special assessment of 65.7 basis points on SAIF assessable deposits held as of March 31, 1995, payable November 27, 1996 (the "SAIF Special Assessment"). The SAIF Special Assessment was recognized by the Bank as an expense in the quarter ended September 30, 1996 and is generally tax deductible. The SAIF Special Assessment recorded by the Bank amounted to $486,000 on a pre-tax basis and $321,000 on an after-tax basis.

  The Funds Act also spreads the obligations for payment of the FICO bonds across all SAIF and BIF members. Beginning on January 1, 1997, BIF deposits will be assessed for FICO payment of 1.3 basis points, while SAIF deposits will pay an estimated 6.5 basis points. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. The Funds Act specifies that the BIF and SAIF will be merged on January 1, 1999, provided no savings associations remain as of that time.

  As a result of the Funds Act, the FDIC recently voted to effectively lower SAIF assessments to 0 to 27 basis points effective January 1, 1997, a range comparable to that of BIF members. However, SAIF members will continue to make the FICO payments described above. The FDIC also lowered the SAIF assessment schedule for the fourth quarter of 1996 to 18 to 27 basis points. Management cannot predict the level of FDIC insurance assessments on an on-going basis, whether the savings association charter will be eliminated or whether the BIF and SAIF will eventually be merged.

  The Bank's assessment rate for fiscal 1996 was 23 basis points and the premium paid for this period (excluding the Special SAIF Assessment) was $178,000. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.

  Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

  Thrift Rechartering Legislation. The Funds Act provides that the BIF and SAIF will merge on January 1, 1999 if there are no more savings associations as of that date. That legislation also requires that the Department of Treasury submit a report to Congress by March 31, 1999 that makes recommendations regarding a common financial institutions charter, including whether the separate charters for thrifts and banks should be abolished. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and abolish the OTS were introduced in the 104th Congress. It is likely that legislation will be introduced in the new Congress addressing the elimination of the savings association charter. However, the Bank is unable to predict whether such legislation would be enacted and, if so, the extent to which the legislation would restrict or disrupt its operation.

  Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At September 30, 1996, the Bank's limit on loans to one borrower was $1.7 million. At September 30, 1996, the Bank's largest aggregate outstanding balance of loans to one borrower was $1.5 million.

  QTL Test. The HOLA requires savings institutions to meet a QTL test. Under the QTL test, a savings and loan association is required to maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

  A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of September 30, 1996, the Bank maintained 99.1% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

  Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. In December 1994, the OTS proposed amendments to its capital distribution regulation that would generally authorize the payment of capital distributions without OTS approval provided that the payment does not cause the institution to be undercapitalized within the meaning of the prompt corrective action regulation. However, institutions in a holding company structure would still have a prior notice requirement. At September 30, 1996, the Bank was a Tier 1 Bank.

  Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 5% but may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. OTS regulations also require each member savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's liquidity and short-term liquidity ratios for September 30, 1996 were 6.60% and 6.59% respectively, which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

  Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended September 30, 1996 totalled $29,000.

  Branching. OTS regulations permit nationwide branching by federally chartered savings institutions to the extent allowed by federal statute. This permits federal savings institutions to establish interstate networks and to geographically diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings institutions.

  Transactions with Related Parties. The Bank's authority to engage in transactions with related parties or "affiliates" (e.g.., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A limits the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

          The Bank's authority to extend credit to executive officers, directors and 10% shareholders, as well as entities such persons control, is governed by Sections 22(g) and 22(h) of the FRA and Regulation O thereunder. Among other things, such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and to not involve more than the normal risk of repayment. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to such persons based, in part, on the Bank's capital position and requires certain board approval procedures to be followed.

          Enforcement. Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. Under the FDI Act, the FDIC has the authority to recommend to the Director of the OTS enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

          Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") and a final rule to implement safety and soundness standards required under the FDI Act. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final rule establishes deadlines for the submission and review of such safety and soundness compliance plans when such plans are required.

FEDERAL RESERVE SYSTEM

          The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). During fiscal 1996, the Federal Reserve Board regulations generally required that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $52.0 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts aggregating greater than $52.0 million, the reserve requirement is $1.6 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $52.0 million. The first $4.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

                           FEDERAL AND STATE TAXATION

FEDERAL TAXATION

          General. The Company and the Bank report their income on a consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Company has not been audited recently by the IRS and therefore the 1993 through 1995 returns are open for audit. For its 1996 taxable year, the Bank is subject to a maximum federal income tax rate of 34%.

          Bad Debt Reserves. For fiscal years beginning prior to December 31, 1995, thrift institutions which qualified under certain definitional tests and other conditions of the Internal Revenue Code of 1986 (the "Code") were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans (generally secured by interests in real property improved or to be improved) under (i) the Percentage of Taxable Income Method (the "PTI Method") or (ii) the Experience Method. The reserve for nonqualifying loans was computed using the Experience Method.

          The Small Business Job Protection Act of 1996 (the "1996 Act"), which was enacted on August 20, 1996, requires savings institutions to recapture (i.e., take into income) certain portions of their accumulated bad debt reserves. The 1996 Act repeals the reserve method of accounting for bad debts effective for tax years beginning after 1995. Thrift institutions that would be treated as small banks are allowed to utilize the Experience Method applicable to such institutions, while thrift institutions that are treated as large banks (those generally exceeding $500 million in assets) are required to use only the specific charge-off method. Thus, the PTI Method of accounting for bad debts is no longer available for any financial institution.

          Use of the PTI Method had the effect of reducing the marginal rate of federal tax on the Bank's income to 31.28%, exclusive of any minimum or environmental tax, as compared to the maximum corporate federal income tax rate of 35%.

          A thrift institution required to change its method of computing reserves for bad debts will treat such change as a change in method of accounting, initiated by the taxpayer, and having been made with the consent of the IRS. Any Section 481(a) adjustment required to be taken into income with respect to such change generally will be taken into income ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement.

          Under the residential loan requirement provision, the recapture required by the 1996 Act will be suspended for each of two successive taxable years, beginning with the Bank's current taxable year, in which the Bank originates a minimum of certain residential loans based upon the average of the principal amounts of such loans made by the Bank during its six taxable years preceding its current taxable year.

          Under the 1996 Act, for its current and future taxable years, the Bank is permitted to make additions to its tax bad debt reserves. In addition, the Bank is required to recapture (i.e., take into income) over a six year period the excess of the balance of its tax bad debt reserves as of December 31, 1995 over the balance of such reserves as of December 31, 1987. Since the Bank had previously recorded a deferred tax liability for this tax obligation, as a result of such recapture, the Bank will incur no additional tax liability.

          Distributions. Under the 1996 Act, if the Bank makes "non-dividend distributions" to the Company, such distributions will be considered to have been made from the Bank's unrecaptured tax bad debt reserves (including the balance of its reserves as of December 31, 1987) to the extent thereof, and then from the Bank's supplemental reserve for losses on loans, to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the Bank's income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Bank's current or accumulated earnings and profits will not be so included in the Bank's income.

          The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a non-dividend distribution to the Company, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. The Banks does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

          SAIF Recapitalization Assessment. The Funds Act levies a 65.7-cent fee on every $100 of thrift deposits held on March 31, 1995. For financial statement purposes, this assessment must be reported as an expense for the
quarter ended September 30, 1996.   The Funds Act includes a provision which
states that the amount of any special assessment paid to capitalize SAIF under this legislation is deductible under Section 162 of the Code in the year of payment.

          Corporate Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended (the "Code") imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. Only 90% of AMTI can be offset by net operating loss carryovers of which the Bank currently has none. AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds its AMTI (determined without regard to the reduction for net operating losses). The Bank does not expect to be subject to the AMTI.

          Dividends Received Deduction and Other Matters. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Bank will not file a consolidated tax return, except that if the Company or the Bank own more than 20% of the stock of a corporation distributing a dividend then 80% of any dividends received may be deducted.

STATE AND LOCAL TAXATION

          State of Ohio. The Bank is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.5% of the Bank's book net worth determined in accordance with GAAP. As a "financial institution," the Bank is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

          The Company is subject to the Ohio corporation franchise tax, which, as applied to the Company, is a tax measured by both net earnings and net worth. The rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.9% of computed Ohio taxable income in excess of $50,000 or
(ii) 0.582% times taxable net worth.

          In computing its tax under the net worth method, the Company may exclude 100% of its investment in the capital stock and indebtedness of the Bank after the Conversion, as reflected on the balance sheet of the Company, as long as it owns at least 25% of the issued and outstanding capital stock of the Bank. The calculation of the exclusion from net worth is based on the ratio of the excludable investment (net of any appreciation or goodwill included in such investment) to total assets multiplied by the net value of the stock. As a holding company, the Company may be entitled to various other deductions in computing taxable net worth that are not generally available to operating companies.

          A special litter tax is also applicable to all corporations, including the Company, subject to the Ohio corporation franchise tax other than "financial institutions." If the franchise tax is paid on the net income basis, the litter tax is equal to 0.11% of the first $50,000 of computed Ohio taxable income and 0.22% of computed Ohio taxable income in excess of $50,000. If the franchise tax is paid on the net worth basis, the litter tax is equal to 0.014% times taxable net worth.

          Delaware Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

ITEM 2.  PROPERTIES
-------------------

          The Bank conducts its business through a single banking office located at 114 East 3rd Street in Delphos, Ohio. The Company believes that the current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company. The Bank's office was constructed in 1955 and was most recently remodelled in 1992. The Bank's office had a net book value of $592,000 at September 30, 1996.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

          At September 30, 1996, the Bank was not involved in any pending legal proceedings. However, from time to time, the Bank is involved in legal proceedings occurring in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
          None.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------------------

          The Common Stock of the Company is traded on the Nasdaq National Market under the symbol "DCBI." The stock began trading on November 21, 1996. To date, the Company has not paid a dividend to its stockholders. In the future, the Board of Directors may consider a policy of paying cash dividends on the Common Stock. As of December 23, 1996, there were 1,455 record holders of the Common Stock of the Company, which includes shares held in street name.

ITEM. 6  SELECTED FINANCIAL DATA
--------------------------------

          The selected consolidated financial and other data of the Bank set forth below is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Bank and Notes thereto. See Item 8 "Financial Statements and Supplementary Data."

                                                AT SEPTEMBER 30,
                               -------------------------------------------------
                                  1996      1995      1994      1993      1992
                               ---------  --------  --------  --------  --------
                                                 (In thousands)
SELECTED BALANCE SHEET DATA:
Total assets...................  $92,235   $88,022   $82,613   $77,608   $68,322
Cash and cash equivalents......    4,695     4,257     6,331    16,969     9,628
Investment securities(1).......      500       500       500       500     1,000
Mortgage-backed securities(1)..   14,214    17,421    17,755    10,875     9,705
FHLB stock - at cost...........      778       726       570       543       516
Loans receivable, net(2).......   70,787    64,043    56,451    47,747    46,563
Deposits.......................   79,831    76,664    72,255    68,241    59,973
Total equity...................   11,425    10,799     9,855     8,943     7,972



                                         FOR THE YEAR ENDED SEPTEMBER 30,
                                 -----------------------------------------------
                                   1996      1995      1994     1993      1992
                                 --------  --------  --------  -------  --------
                                                      (IN THOUSAND)
SELECTED OPERATING DATA:
Interest income.................. $6,697     $6,217    $5,424   $5,382    $5,682
Interest expense.................  3,996      3,601     2,952    3,027     3,391
                                  ------     ------    ------   ------    ------
Net interest income..............  2,701
                                              2,616     2,472    2,355     2,291
Provision for loan losses........      2         --        60       25        --
                                  ------     ------    ------   ------    ------
   Net interest income after
provision for loan losses........  2,699      2,616     2,412    2,330     2,291
Non-interest income..............    232        151       261      335       285
Non-interest expense.............  1,954      1,342     1,284    1,230     1,057
                                  ------     ------    ------   ------    ------
Income before income taxes.......    977      1,425     1,389    1,435     1,519
Income taxes.....................    333        481       477      464       610
                                  ------     ------    ------   ------    ------
Net income....................... $  644     $  944    $  912   $  971    $  909
                                  ======     ======    ======   ======    ======

                                                       AT OR FOR THE YEAR ENDED
                                                             SEPTEMBER 30,
                                              -------------------------------------------
                                               1996      1995     1994     1993     1992
                                              ------    ------   ------   ------   ------
SELECTED FINANCIAL RATIOS AND
 OTHER
DATA(3):
PERFORMANCE RATIOS:
  Return on average assets..................    0.71%    1.10%    1.14%    1.32%    1.36%
  Return on average equity..................    5.59     8.94     9.84    12.77    13.61
  Average equity to average assets..........   12.68    12.30    11.62    10.30    10.01
  Equity to total assets at end of period...   12.39    12.27    11.93    11.52    11.67
  Average interest rate spread(4)...........    2.51     2.54     2.68     2.75     2.86
  Net interest margin(5)....................    3.06     3.10     3.15     3.25     3.49
  Average interest-earning assets to
    average interest-bearing................  112.32   112.20   112.61   111.98   112.18
  liabilities.....................
  Efficiency ratio(6).......................   66.61    51.29    51.93    52.21    46.12
  Non-interest expense to average assets....    2.15     1.56     1.61     1.67     1.58
REGULATORY CAPITAL RATIOS(7):
  Tangible capital..........................   12.40    12.27    11.93    11.52    11.67
  Core capital..............................   12.40    12.27    11.93    11.52    11.67
  Risk-based capital........................   27.25    27.90    28.45    27.57    26.98
ASSET QUALITY RATIOS:
  Non-performing loans as a percent of
    gross loans receivable(8)(9)............    0.82     0.55     0.46     0.63     0.70
  Non-performing assets as a percent of
    total assets(9).........................    0.63     0.40     0.33     0.41     0.50
  Allowance for loan losses as a percent of
    gross loans receivable(8)...............    0.13     0.14     0.16     0.06     0.06
  Allowance for loan losses as a percent of
    non-performing loans(9).................   16.19    26.02    34.17    10.16     8.43

----------------------------
(1) The Bank adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), effective as of October 1, 1994. Prior to the adoption of SFAS No. 115, investment securities and mortgage-backed securities held for sale were carried at the lower of amortized cost or market value, as adjusted for amortization of premiums and accretion of discounts over the remaining terms of the securities from the dates of purchase.
(2) Loans receivable are shown net of loans in process, net deferred loan origination fees and the allowance for loan losses.
(3) Asset Quality Ratios and Regulatory Capital Ratios are end of period ratios. With the exception of end of period ratios, all ratios are based on average monthly balances during the indicated periods and are annualized where appropriate.
(4) The average interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5) The net interest margin represents net interest income as a percent of average interest-earning assets.
(6) The efficiency ratio represents non-interest expense as a percent of net interest income before provision for loan losses and non-interest income.
(7) For definitions and further information relating to the Bank's regulatory capital requirements, See "Regulation and Supervision - Federal Savings Institution Regulation - Capital Requirements."
(8) Gross loans receivable are stated at unpaid principal balances.
(9) Non-performing assets consist of non-performing loans and real estate owned ("REO"). Non-performing loans consist of all loans 90 days or more past due and all other non-accrual loans. The Bank generally ceases accruing interest on loans 90 days or more past due. See "Lending Activities - Non-Performing Assets" and "- Real Estate Owned."

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS.
         --------------

MANAGEMENT OF INTEREST RATE RISK

  The principal objective of the Bank's interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of risk appropriate given the Bank's business focus, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with Board approved guidelines. Through such management, the Bank seeks to reduce the vulnerability of its operations to changes in interest rates. The Bank monitors its interest rate risk as such risk relates to its operating strategies. The Bank's Board of Directors reviews on a quarterly basis the Bank's asset/liability position, including simulations of the effect on the Bank's capital of various interest rate scenarios.

  Net Portfolio Value. The Bank's interest rate sensitivity is monitored by management through the use of a model which estimates the change in net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. An NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV Ratio, in basis points, caused by a 200 basis point (one basis point equals 0.01%) increase or decrease in rates, whichever produces a larger decline. The higher an institution's Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The Bank utilizes a market value model prepared by the OTS (the "OTS NPV model"), which is prepared quarterly, based on the Bank's quarterly Thrift Financial Reports filed with the OTS. The OTS NPV model measures the Bank's interest rate risk by approximating the Bank's NPV under various market interest rate scenarios which range from a 400 basis point increase to a 400 basis point decrease in market interest rates. The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose sensitivity measure exceeds 200 basis points would be required to deduct an interest rate risk component in calculating its total capital for purpose of the risk-based capital requirement. See "Regulation and Supervision - Federal Savings Institution Regulation."

  The following table shows the NPV and projected change in the NPV of the Bank at September 30, 1996 assuming an instantaneous and sustained change in market interest rates of 100, 200, 300 and 400 basis points, as calculated by the OTS. The table indicates that the structure of the Bank's assets and liabilities would result in a decline in the Bank's NPV in a rising rate environment. Specifically, the table indicates that, at September 30, 1996, the Bank's NPV was $12.4 million (or 13.27% of the market value of portfolio assets) and that, based upon the assumptions utilized, an immediate increase in market interest rates of 200 basis points would result in a $4.6 million or 37% decline in the Bank's NPV and would result in a 447 basis point or 33.61% decline in the Bank's NPV ratio to 8.81%.

                                                      NPV AS % OF PORTFOLIO VALUE
                           NET PORTFOLIO VALUE                 OF ASSETS
                   -------------------------------   ----------------------------
 CHANGE IN
   RATES           $ AMOUNT    $ CHANGE    % CHANGE     NPV RATIO     % CHANGE
-----------        --------   ---------   ---------    -----------    ---------
                                   (Dollars in thousands)

  400              $ 3,118      $(9,293)      (75)%        3.74%       (71.82)%
  300                5,408       (7,003)      (56)         6.30        (52.52)
  200                7,794       (4,617)      (37)         8.81        (33.61)
  100               10,178       (2,233)      (18)        11.17        (15.83)
Static              12,411           --        --         13.27            --
 (100)              14,271        1,860        15         14.94         12.58
 (200)              15,385        2,974        24         15.90         19.82
 (300)              16,120        3.709        30         16.52         24.49
 (400)              17,108        4,697        38         17.36         30.80



          Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV requires the making of certain assumptions that may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. First, the models assume that the composition of the Bank's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured. Second, the models assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Third, the models do not take into account the impact of the Bank's business or strategic plans on the structure of interest-earning assets and interest-bearing liabilities. Accordingly, although the NPV measurement provides an indication of the Bank's interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effect of changes in market interest rates on the Bank's net interest income and will differ from actual results. The results of this modeling are monitored by management and presented to the Board of Directors quarterly.

        Average Balance Sheets. The following table sets forth certain information relating to the Bank at September 30, 1996, and for the years ended September 30, 1996, 1995 and 1994. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances has caused any material differences in the information presented. Average balances of loans receivable include loans on which the Bank has discontinued accruing interest. The yields and costs include amortized and deferred fees and costs which are considered adjustments to yields.


                                                                              YEAR ENDED SEPTEMBER 30,
                                                 -----------------------------------------------------------------------------------
                           AT SEPTEMBER 30, 1996           1996                         1995                        1994
                           --------------------- -------------------------- ---------------------------- ---------------------------
                                                                   AVERAGE                      AVERAGE                      AVERAGE
                                      YIELD/     AVERAGE            YIELD/   AVERAGE             YIELD/   AVERAGE             YIELD/
                             BALANCE   COST      BALANCE  INTEREST   COST    BALANCE   INTEREST   COST    BALANCE  INTEREST    COST
                           ---------- ------    --------- -------- -------  ---------  -------- -------  --------- -------- --------
                                                                (Dollars in thousands)
ASSETS:
  Interest-earning assets:
   Interest-earning            3,110    5.57%    $ 3,584    $  227    6.33%  $ 5,658  $  294     5.20%  $11,867    $  388     3.27%
    deposits in other banks
   Investment securities,      1,278    5.82       1,255        76    6.06     1,154      60     5.20     1,058        44     4.16
    net(1).................
   Loans receivable, net      70,787    7.74      67,919     5,228    7.70    59,832   4,587     7.67    52,119     4,000     7.67
    (2)....................
   Mortgage-backed            14,214    7.36      15,547     1,166    7.50    17,872   1,276     7.14    13,465       992     7.37
    securities, net(1).....  -------             -------    ------           -------  ------            -------    ------
       Total
       interest-earning
       assets..............   89,389    7.57      88,305     6,697    7.59    84,516   6,217     7.36    78,509     5,424     6.91
                                                                                                                   ------
  Non-interest-earning assets  2,846               2,505                       1,372                      1,267
                             -------             -------                     -------                    -------
       Total assets........  $92,235             $90,810                     $85,888                    $79,776
                             =======             =======                     =======                    =======
LIABILITIES AND EQUITY:
Interest-bearing
 liabilities:
   Passbook savings          $ 8,275    2.90     $ 8,522       250    2.93   $ 8,582     287     3.34   $ 9,358       329     3.52
    accounts...............
   Money market accounts...    7,422    3.17       8,464       262    3.10    11,933     400     3.35    19,981       761     3.81
   NOW accounts............    5,052    3.14       4,552        88    1.93     4,470     109     2.44     4,044       116     2.87
   Certificate accounts....   59,040    5.88      57,081     3,396    5.95    49,770   2,805     5.64    36,332     1,746     4.81
                             -------             -------    ------           -------  ------            -------    ------
       Total                  79,789    5.15      78,619     3,996    5.08    74,755   3,601     4.82    69,715     2,952     4.23
       interest-bearing                                                               ------                       ------
       liabilities.........
Non-interest-bearing           1,021                 675                         572                        788
 liabilities...............  -------             -------                     -------                    -------
       Total liabilities...   80,810              79,294                      75,327                     70,503
Equity.....................   11,425              11,516                      10,561                      9,273
                             -------             -------                     -------                    -------
       Total liabilities     $92,235             $90,810                     $85,888                    $79,776
       and equity..........  =======             =======                     =======                    =======
Net interest income before                                                            $2,616                       $2,472
 provision from estimated                                                             ======                       ======
 loan losses...............                                 $2,701
                                                            ======
Net interest rate spread(3)             2.42%                         2.51%                      2.54%                        2.68%
                                        ====                          ====                       ====                         ====
Net interest margin(4).....                                           3.06%                      3.10%                        3.15%
                                                                      ====                       ====                         ====
Ratio of interest-earning
 assets to interest-bearing
  liabilities..............                       112.32%                     112.20%                    112.61%
                                                 =======                     =======                    =======
------------------------

(1)  Includes unamortized discounts and premiums.
(2) Amount is net of loans in process, net deferred loan origination fees and allowance for loan losses and includes non-performing loans.
(3) Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(4) Net interest margin represents net interest income divided by average interest-earning assets.

     Rate/Volume Analysis. The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Bank's interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                              YEAR ENDED SEPTEMBER 30,         YEAR ENDED SEPTEMBER 30,           YEAR ENDED SEPTEMBER 30,
                                  1996 COMPARED TO                  1995 COMPARED TO                   1994 COMPARED TO
                              YEAR ENDED SEPTEMBER 30,         YEAR ENDED SEPTEMBER 30,           YEAR ENDED SEPTEMBER 30,
                                        1995                            1994                               1993
                           -------------------------------   -------------------------------      -------------------------------
                             INCREASE (DECREASE)               INCREASE (DECREASE)                   INCREASE (DECREASE)
                                   Due to                            Due to                                Due to
                           --------------------                ----------------------              ------------------------
                              VOLUME      RATE      NET        VOLUME       RATE      NET          VOLUME       RATE        NET
                           ---------    -------    ------      -------     --------  -----        -------      ------     -------
                                                                 (In thousands)
INTEREST-EARNING ASSETS:
 Interest-earning deposits
   in other banks............   $(123)    $ 56    $ (67)        $(259)      $165     $  (94)        $(36)      $  92         $  56

  Investment securities,
   net.....................         6       10       16             5         11         16          (13)        (12)          (25)
  Loans receivable, net....       623       18      641           591         (4)       587          377        (427)          (50)
  Mortgage-backed                (172)      62     (110)          316        (32)       284          232        (171)           61
   securities, net.........     -----     ----    -----         -----       ----     ------         ----       -----         -----
     Total change in              334      146      480           653        140        793          560        (518)           42
      interest income......     -----     ----    -----         -----       ----     ------         ----       -----         -----

INTEREST-BEARING
 LIABILITIES:
  Passbook savings accounts        (2)     (35)     (37)          (26)       (16)       (42)          48         (42)            6
  Money market accounts....      (109)     (29)    (138)         (278)       (83)      (361)         181         (65)          116
  NOW accounts.............         2      (23)     (21)           11        (18)        (7)           9         (25)          (16)
  Certificate accounts.....       429      162      591           722        337      1,059          (63)       (118)         (181)
                                -----     ----    -----         -----       ----     ------         ----       -----         -----
     Total change in              320       75      395           429        220        649          175        (250)          (75)
      interest expense.....     -----     ----    -----         -----       ----     ------         ----       -----         -----
Net change in net interest      $  14     $ 71    $  85         $ 224       $(80)    $  144         $385       $(268)        $ 117
 income....................     =====     ====    =====         =====       ====     ======         ====       =====         =====

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

GENERAL

        Net earnings for the year ended September 30, 1996 were $644,000, a decrease of $300,000, or 31.8%, from $944,000 for the year ended September 30, 1995. The decrease in net earnings between the two years resulted from a $321,000 charge (after taxes) to reflect the effect of a recently enacted statute imposing a special assessment on all SAIF-insured deposits. See "Regulation and Supervision - Federal Savings Institution Regulation - Insurance of Deposit Accounts." The adverse effect of the special assessment on the Bank's earnings more than offset an $85,000 increase in net interest income and an $82,000 increase in non-interest income between the two fiscal years.

INTEREST INCOME

        Interest income increased by $480,000, or 7.7%, from $6.2 million for the year ended September 30, 1995 to $6.7 million for the year ended September 30, 1996. The increase in interest income resulted primarily from a $3.8 million increase in the average balance of interest-earning assets, combined with a 23 basis point increase in the average yield of interest-earning assets. Interest income in future periods is expected to be benefitted from interest income earned on the $19.8 million of net proceeds of the Bank's conversion from mutual-to-stock form, which was completed on November 20, 1996.

INTEREST EXPENSE

        Interest expense increased by $395,000, or 11.0%, from $3.6 million for the year ended September 30, 1995 to $4.0 million for the year ended September 30, 1996. The increase in interest expense was due primarily to an increase of $3.9 million in the average balance of interest-bearing liabilities between the two fiscal years. The increase also reflected an increase of 26 basis points in the average cost of interest-bearing liabilities from 4.82% for the year ended September 30, 1995 to 5.08% for the year ended September 30, 1996. A significant factor in this increase was a continued increase in the average cost of the Bank's certificate accounts, which more than offset decreases in the average cost of the Bank's passbook savings, money market and now accounts.

NET INTEREST INCOME

        Net interest income increased by $86,000 from $2.6 million for the year ended September 30, 1995 to $2.7 million for the year ended September 30, 1996. The increase in net interest income reflects continued growth in the Bank's average balance of interest-earning assets, which more than counter balanced the effect of a 3 basis point decline in the Bank's net interest rate spread and a 4 basis point decline in the Bank's net interest margin from the year ended September 30, 1995 to the year ended September 30, 1996.

PROVISION FOR LOAN LOSSES

        The Bank made a $2,000 provision for loan losses for the year ended September 30, 1996 as compared to no provision for loan losses for the year ended September 30, 1995. The amount of the Bank's provision for loan losses is based upon management's periodic analysis of the adequacy of the allowance for loan losses. The Bank has historically experienced very low levels of loan losses. Based upon recent growth in the size of the Bank's loan portfolio, and the resultant increased risk of loss inherent in a larger portfolio, management has begun to make additional provisions for loan losses.

NON-INTEREST INCOME

        Non-interest income increased by $81,000 from $151,000 for the year ended September 30, 1995 to $232,000 for the year ended September 30,1 996. The increase in non-interest income between the two periods resulted primarily from a $70,000 increase in service charges and fees and an $8,000 gain on the sale of mortgage-backed securities available for sale during the year ended September 30, 1996.

NON-INTEREST EXPENSE

        Non-interest expense increased by $612,000, or 45.6%, from $1.3 million for the year ended September 30, 1995 to $2.0 million for the year ended September 30, 1996. As discussed above, the most significant factor in this increase was the special assessment on all SAIF-insured deposit, which amounted to $486,000 (before taxes). The cost of federal deposit insurance is expected to be significantly reduced in future periods due to changes made by the FDIC in the schedule of deposit insurance rates as a result of the statute which provided for the imposition of the special assessment. See "Regulation and Supervision -Federal Savings Institution Regulation - Insurance of Deposit Account." Management expects the Company's level of non-interest expense to increase following the conversion due to increased legal, accounting and other operating expenses resulting from operating as a public company. In addition, management anticipates the Company's compensation and benefits expense will increase following the Conversion as a result of the Employee Stock Ownership Plan recently implemented and other proposed benefit plans.

INCOME TAXES

        The Bank's income tax expense decreased by $147,000, or 30.7%, from $481,000 for the year ended September 30, 1995 to $333,000 for the year ended September 30, 1996. The decrease in income tax expense between the two fiscal years resulted from a decrease in income before income taxes.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED SEPTEMBER 30, 1995 AND SEPTEMBER 30, 1994

GENERAL

        Net income for the year ended September 30, 1995 increased by $32,000, or 3.5%, to $944,000 from $912,000 for the year ended September 30, 1994. The increase in net income resulted primarily from a $203,000 increase in net interest income after provision for loan losses, which more than offset a $110,000 decrease in non-interest income and a $58,000 increase in non-interest expense between the two periods.

INTEREST INCOME

        Total interest income for the year ended September 30, 1995 increased by $793,000, or 14.6%, to $6.2 million from $5.4 million for the year ended September 30, 1994. The increase in total interest income was due primarily to a $6.0 million increase in the average balance of interest-earning assets and a 45 basis point increase in the average yield on interest-earning assets between the two years. The increase in the average balance of interest-earning assets reflected a $7.7 million increase in net loans receivable and a $4.4 million increase in mortgage-backed securities, net, which more than offset a $6.2 million decrease in the average balance of interest-bearing deposits in other banks. The increase in the average balance of net loans receivable resulted primarily from a year-to-year decline in loan refinancing activity as the level of principal repayments on loans fell by $8.2 million from $20.5 million for the year ended September 30, 1994 to $12.3 million for the year ended September 30, 1995. The increase in the average balance of mortgage-backed securities reflects the purchase of $10.0 million of mortgage-backed securities during the year ended September 30, 1994 and $1.0 million of such securities during the year ended September 30, 1995 as management redeployed funds invested in relatively lower-yielding interest-earning deposits and other investments into mortgage-backed securities.

INTEREST EXPENSE

        The Bank's total interest expense increased by $650,000, or 22.0%, from $3.0 million for the year ended September 30, 1994 to $3.6 million for the year ended September 30, 1995. The increase in total interest expense reflects the combined effect of a $5.0 million increase in the average balance of interest-bearing liabilities and a 59 basis point increase in the average cost of interest-bearing liabilities. A significant factor in the increase in total interest expense was a $13.4 million increase in the average balance of certificate accounts, which was responsible for the increase in the Bank's cost of funds, because certificate accounts generally are a higher-cost source of funds than other types of deposit accounts and because the average cost of the Bank's certificate accounts increased by 83 basis points between the two years. The increase in the average balance of certificate accounts resulted primarily from promotional activities undertaken by the Bank to retain maturing certificate accounts. The increase in the average cost of the Bank's certificate accounts was due primarily to an increase in market interest rates paid on certificate accounts. The average cost of the Bank's other types of deposit accounts declined by varying amounts between the two years.

NET INTEREST INCOME

        Net interest income increased by $144,000, or 5.8%, from $2.5 million for the year ended September 30, 1994 to $2.6 million for the year ended September 30, 1995. The increase reflected an increase in the average balance of interest-earning assets that was $1.0 million larger than the increase in the average balance of interest-bearing liabilities between the two years. The Bank's average interest rate spread declined by 14 basis points from 2.68% to 2.54% and net interest margin declined by 5 basis points from 3.15% to 3.10% between the year ended September 30, 1994 to the year ended September 30, 1995.

PROVISION FOR LOAN LOSSES

        The Bank did not make a provision for loan losses for the year ended year ended September 30, 1994. The amount of the provision for loan losses, if any, is based upon management's periodic analysis of the adequacy of the allowance for loan losses. The Bank has historically experienced very low levels of loan losses. See "Business of the Bank - Lending Activities - Allowance for Loan Losses."

NON-INTEREST INCOME

        Non-interest income decreased by $110,000, or 42.2%, from $261,000 for the year ended September 30, 1994 to $151,000 for the year ended September 30, 1995. The decrease in non-interest income was due primarily to a $97,000 decrease in service charges and fee income between the two years, which reflected a decrease in the volume of activity from the year ended September 30, 1994 to the year ended September 30, 1995.

NON-INTEREST EXPENSE

        Total non-interest expense increased by $58,000, or 4.5%, from $1.28 million for the year ended September 30, 1994 to $1.34 million for the year ended September 30, 1995. The primary component of this increase was a $28,000 increase in compensation and benefits expense with the remaining $30,000 of the increase spread over several categories of non-interest expense.

INCOME TAXES

        The Bank's income tax expense was essentially unchanged for the year ended September 30, 1994 to the year ended September 30, 1995. The Bank's effective tax rate was 33.7% for the year ended September 30, 1995, as compared to 34.4% for the year ended September 30, 1994.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

The Bank's total assets grew by $4.2 million 4.8% from $88.0 million at September 30, 1995 to $92.2 million at September 30, 1996. The primary component in the increase in total assets was a $7.8 million increase in real estate loans, which more than offset the $3.2 million decrease in mortgage-backed securities. The increase in loans was primarily due to the $5.7 million increase in one- to four-family residential mortgage loans which reflected a $5.7 million increase in the one- to four-family loans originated during 1996 compared to 1995. See "Business - Lending Activities - Originations and Purchase of Loans". Total liabilities increased by $3.6 million, or 4.6%, from $77.2 million at September 30, 1995 to $80.8 million at September 30, 1996. Almost the entire increase represented an increase in total deposits, which, in turn, resulted from a $5.1 million increase in certificate accounts.
Promotional activities undertaken to retain maturing certificate accounts were the primary factor in the increase in total certificate accounts. Total equity increased by $627,000 from $10.8 million at September 30, 1995 to $11.4 million at September 30, 1996, which represented the Bank's net income for the year ended September 30, 1996, net of the net unrealized loss on securities available for sale.

LIQUIDITY AND CAPITAL RESOURCES

        The Bank's primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from the maturation of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank maintains a liquidity ratio above the regulatory requirement. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 5%. The Bank's average regulatory liquidity ratios were 6.60%, 7.68%, 11.26%, 26.20% and 18.40% for the years ended September 30, 1996, 1995, 1994, 1993, and 1992, respectively. The Bank's regulatory liquidity ratio increased immediately after the consummation of the Conversion because the bulk of the net conversion proceeds were initially invested in short-term investment securities.

        The Bank's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows provided by operating activities were $805,000, $904,000 and $968,000 for the years ended September 30, 1996, 1995 and 1994, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of investments and mortgage-backed securities, offset by principal collections on loans and proceeds from maturation of investments and paydowns on mortgage-backed securities. Net cash from financing activities consisted primarily of activity in deposit accounts. The net increase in deposits was $3.2 million, $4.4 million and $4.0 million for the years ended September 30, 1996, 1995 and 1994, respectively.

        At September 30, 1996, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $11.4 million, or 12.4%, of adjusted total assets, which is above the required level of $1.4 million, or 1.50%; core capital of $11.4 million, or 12.4%, of adjusted total assets, which is above the required level of $2.8 million, or 3.00%; and risk-based capital of $11.5 million, or 27.3%, of risk-weighted assets, which is above the required level of $3.4 million, or 8.00%.

        The Bank's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At September 30, 1996, cash and short-term investments totalled $5.2 million. The Bank has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans. The Bank may also utilize FHLB advances or the sale of securities available for sale as a source of funds. At September 30, 1996, the Bank had no advances outstanding from the FHLB and $777,000 of mortgage-backed securities available for sale.

        At September 30, 1996, the Bank had outstanding commitments to originate mortgage loans of $2.4 million compared to $2.0 million at September 30, 1995. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts which are scheduled to mature in less than one year from September 30, 1996 totalled $41.4 million. The Bank expects that a substantial portion of the maturing certificate accounts will be retained by the Bank at maturity. However, if a substantial portion of these deposits are not retained, the Bank may utilize Federal Home Loan Bank advances, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

IMPACT OF INFLATION AND CHANGING PRICES

        The Financial Statements and Notes thereto presented herein have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollar amounts without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Bank's operations. Unlike industrial companies, nearly all of the assets and liabilities of the Bank are monetary in nature. As a result, interest rates have a greater impact on the Bank's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

IMPACT OF NEW ACCOUNTING STANDARDS

        In May 1993, the Financial Accounting Standards Board ("FASB") issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"), which has been amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure (SFAS No. 118")." Under the provisions of SFAS No. 114, as amended, a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. SFAS No. 114 requires creditors to measure impairment of a loan based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, a creditor shall recognize an impairment by recording a valuation allowance with a corresponding charge to the provision for loan losses. The Bank adopted the provisions of SFAS No. 114 and SFAS No. 118 effective October 1, 1995. The adoption of SFAS No. 114 and SFAS No. 118 did not have a material impact on the results of operations or financial condition of the Bank.

        In November 1993, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 93-6, "Employers' Accounting For Employee Stock Ownership Plans" ("SOP 93-6"). SOP 93-6 addresses the accounting for shares of stock issued to employees by an employee stock ownership plan ("Employee Plan"). SOP 93-6 requires that the employer record compensation expense in an amount equal to the fair value of shares committed to be released to employees from the Employee Plan to employees. Assuming shares of Common Stock appreciate in value over time, the adoption of SOP 93-6 will likely increase compensation expense relative to the Employee Plan to be established in the Conversion, as compared with prior guidance which required the recognition of compensation expense based on the cost of shares acquired by the Employee Plan. However, the amount of the increase has not been determined as the expense will be based on the fair value of the shares committed to be released to employees, which is not yet determinable.

        In May 1995, the FASB issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights ("SFAS No. 122")." SFAS No. 122 requires an institution that purchases or originates mortgage loans and sells or securitizes those loans with servicing rights retained to allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. In addition, institutions are required to assess impairment of the capitalized mortgage servicing portfolio based on the fair value of those rights. SFAS No. 122 is effective for fiscal years beginning after December 15, 1995. Adoption of this statement is not expected to have a material impact on the Bank's net income or financial condition.

        In June 1996 the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"). This Statement, which supersedes SFAS No. 122, provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with a pledge of collateral. The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and should be applied prospectively. Earlier or retroactive application of this Statement is not permitted. Adoption of this statement is not expected to have a material impact on the Bank's net income or financial condition.

        In November 1995, the FASB issued SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"). This statement establishes financial accounting standards for stock-based employee compensation plans. SFAS No. 123 permits the Bank to choose either a new fair value based method or the current APB Opinion 25 intrinsic value based method of accounting for its stock-based compensation arrangements. SFAS No. 123 requires pro forma disclosures of net earnings and earnings per share computed as if the fair value based method had been applied in financial statements of companies that continue to follow current practice in accounting for such arrangements under Opinion 25. The disclosure provisions of SFAS No. 123 are effective for fiscal years beginning after December 15, 1995.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

                 CITIZENS FEDERAL SAVINGS AND LOAN ASSOCIATION
                                 Delphos, Ohio

                              FINANCIAL STATEMENTS
                       September 30, 1996, 1995 and 1994



                                    CONTENTS

REPORT OF INDEPENDENT ACCOUNTANTS FOR THE YEAR
  ENDED SEPTEMBER 30, 1996.................................  45


FINANCIAL STATEMENTS


  Statements of Financial Condition........................  46

  Statements of Income.....................................  47

  Statements of Retained Earnings..........................  48

  Statements of Cash Flows.................................  49

  Notes to Financial Statements............................  51

REPORT OF INDEPENDENT ACCOUNTANTS FOR THE YEARS
  ENDED SEPTEMBER 30, 1995 AND 1994........................ EXHIBIT 99.0

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors
Citizens Federal Savings
 and Loan Association
Delphos, Ohio


We have audited the accompanying statement of financial condition of Citizens Federal Savings and Loan Association (the Association), Delphos, Ohio, as of September 30, 1996 and the related statements of income, retained earnings, and cash flows for the fiscal year then ended. These financial statements are the responsibility of the Association's management. Our responsibility is to express an opinion on these financial statements based on our audit. The September 30, 1995 and 1994 financial statements were audited by other auditors whose report dated November 15, 1995 and July 2, 1996 expressed an unqualified opinion.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Citizens Federal Savings and Loan Association as of September 30, 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                    /s/ Crowe, Chizek and Company LLP
                                    Crowe, Chizek and Company LLP

Columbus, Ohio
October 30, 1996

--------------------------------------------------------------------------------

                 CITIZENS FEDERAL SAVINGS AND LOAN ASSOCIATION
                       STATEMENTS OF FINANCIAL CONDITION
                          September 30, 1996 and 1995

________________________________________________________________________________

                                                           September 30,
                                                         1996         1995
                                                     ------------  -----------
ASSETS
Cash and due from banks                              $ 1,585,654   $   334,045
Interest-bearing deposits in other banks               3,109,623     3,923,027
                                                     -----------   -----------
     Total cash and cash equivalents                   4,695,277     4,257,072
Investment securities held to maturity
  (Estimated fair  value of $500,000 in 1996 and
  $505,313 in 1995) (Note 2)                             500,000       500,000
Mortgage-backed securities available
  for sale (Note 3)                                      777,174
Mortgage-backed securities held to maturity
  (Estimated fair value of $13,672,721 in 1996
  and  $17,828,745 in 1995) (Note 3)                  13,437,301    17,420,613
Loans receivable, net (Note 4)                        70,786,851    64,042,689
FHLB stock, at cost                                      777,700       725,600
Accrued interest receivable                              293,046       254,738
Premises and equipment (Note 5)                          684,754       724,708
Other assets                                             283,194        97,070
                                                     -----------   -----------

     Total assets                                    $92,235,297   $88,022,490
                                                     ===========   ===========

LIABILITIES
Deposits (Note 6)                                    $79,830,835   $76,664,442
Escrow accounts                                          206,180       208,686
Accrued interest payable                                  31,295        23,536
Accrued expenses and other liabilities                   741,541       326,940
                                                     -----------   -----------
     Total liabilities                                80,809,851    77,223,604

Commitments and contingencies (Note 9)

RETAINED EARNINGS
Retained earnings - substantially
  restricted (Notes 8 and 10)                         11,443,182    10,798,886
Unrealized loss on securities available
  for sale, net of tax                                   (17,736)
                                                     -----------   -----------
     Total retained earnings                          11,425,446    10,798,886
                                                     -----------   -----------

          Total liabilities and retained earnings    $92,235,297   $88,022,490
                                                     ===========   ===========

________________________________________________________________________________

                See accompanying notes to financial statements.

                 CITIZENS FEDERAL SAVINGS AND LOAN ASSOCIATION
                              STATEMENTS OF INCOME
                    Years ended September 30, 1996 and 1995

________________________________________________________________________________

                                                                 Years Ended September 30,
                                                              1996       1995        1994
                                                              ----       ----        ----
INTEREST INCOME
  First mortgage loans                                     $5,128,744  $4,503,056  $3,870,470
  Consumer and other loans                                     99,927      83,978     129,731
  Investment securities                                        23,305      21,133      17,162
  Mortgage-backed and related securities                    1,166,095   1,276,199     991,911
  Dividends on FHLB stock                                      52,212      39,344      26,945
  Interest bearing deposits in banks                          227,073     293,674     387,880
                                                           ----------  ----------  ----------

     Total interest income                                  6,697,356   6,217,384   5,424,099

INTEREST EXPENSE
  Deposits (Note 6)                                         3,996,351   3,601,490   2,951,663
                                                           ----------  ----------  ----------

NET INTEREST INCOME                                         2,701,005   2,615,894   2,472,436

Provision for loan losses                                       2,000                  60,000
                                                            ----------  ---------  ----------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                 2,699,005   2,615,894   2,412,436
                                                           ----------  ----------  ----------

NON-INTEREST INCOME
  Service charges and fees                                    193,632     123,623     220,662
  Gain on sale of mortgage-backed
   securities available for sale                                8,259
  Other non-interest income                                    30,580      27,290      40,404
                                                           ----------  ----------  ----------
     Total non-interest income                                232,471     150,913     261,066
                                                           ----------  ----------  ----------

NON-INTEREST EXPENSE
  Compensation and benefits (Note 7)                          627,107     552,215     524,240
  Occupancy and equipment                                      90,429      88,042      78,784
  Deposit insurance (Note 11)                                 664,031     166,347     156,096
  Data processing and maintenance                             158,417     146,234     147,898
  Franchise taxes                                             167,262     150,438     134,861
  Other non-interest expense                                  246,684     238,574     242,075
                                                           ----------  ----------  ----------
     Total non-interest expense                             1,953,930   1,341,850   1,283,954
                                                           ----------  ----------  ----------

INCOME BEFORE INCOME TAXES                                    977,546   1,424,957   1,389,548

Income tax expense (Note 8)                                   333,250     480,752     477,504
                                                           ----------  ----------  ----------

NET INCOME                                                 $  644,296  $  944,205  $  912,044
                                                           ==========  ==========  ==========

________________________________________________________________________________

                See accompanying notes to financial statements.

                 CITIZENS FEDERAL SAVINGS AND LOAN ASSOCIATION
                        STATEMENTS OF RETAINED EARNINGS
                 Years ended September 30, 1996, 1995 and 1994

________________________________________________________________________________

                                                         Unrealized Loss                   Total
                                     Retained             on Securities                  Retained
                                     Earnings           Available for Sale               Earnings
                                     --------           ------------------               --------
Balance, October 1, 1993            $8,942,637                                           $8,942,637

Net income                             912,044                                              912,044
                                    ----------                                           ----------

Balance, September 30, 1994          9,854,681                                            9,854,681

Net income                             944,205                                              944,205
                                    ----------                                            ---------

Balance, September 30, 1995         10,798,886                                           10,798,886

Unrealized loss on securities
  available for sale, net of tax
  of $9,137                                             $   (17,736)                       (17,736)

Net income for the year ended
  September 30, 1996                   644,296                                             644,296
                                    ----------           -----------                     ---------

Balance, September 30, 1996        $11,443,182             $(17,736)                   $11,425,446
                                   ===========           ===========                   ===========

________________________________________________________________________________

                See accompanying notes to financial statements.

                 CITIZENS FEDERAL SAVINGS AND LOAN ASSOCIATION
                           STATEMENTS OF CASH FLOWS
                 Years ended September 30, 1996, 1995 and 1994

________________________________________________________________________________

                                                                       Years Ended September 30,
                                                                  1996         1995          1994
                                                                  ----         ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                   $   644,296   $   944,205   $    912,044
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Amortization of deferred loan
    origination fees                                              (14,696)       (7,237)       (24,848)
   Premiums and discounts on investment
     and mortgage-backed securities                               (24,772)      (21,904)       (16,669)
   Provision for loan losses                                        2,000                       60,000
   Stock dividends from FHLB                                      (52,100)      (39,100)       (26,800)
   Gain on sale of securities                                      (8,259)
   Depreciation and amortization of
    premises and equipment                                         50,985        51,570         49,147
   Deferred taxes                                                (140,005)       27,340         47,654
   Increase (decrease) in:
      Accrued interest receivable                                 (38,308)      (81,280)       (30,142)
      Other assets                                               (186,123)      (17,424)        (6,028)
      Interest payable                                              7,759        (4,367)        (7,136)
      Accrued expenses and
       other liabilities                                          563,743        52,656         10,332
                                                              -----------   -----------   ------------
      Net cash from operating activities                          804,520       904,459        967,554
                                                              -----------   -----------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Mortgage-backed securities available
  for sale
   Proceeds from sales                                            763,370
   Proceeds from paydowns                                          48,379
 Investment and mortgage-backed
  securities held to maturity
   Purchases                                                                   (990,000)    (9,962,011)
   Proceeds from calls, maturities
    and paydowns                                                2,400,546     1,285,001      3,055,928
 Purchases of FHLB stock                                                       (116,700)
 Loan originations net of principal
  payment on loans                                             (6,731,466)   (7,570,243)    (8,696,265)
 Purchases of premises and equipment                              (11,031)      (19,995)       (45,609)
                                                              -----------   -----------   ------------
   Net cash used in investing activities                       (3,530,202)   (7,411,937)   (15,647,957)
                                                              -----------   -----------   ------------

________________________________________________________________________________

                                  (Continued)

                 CITIZENS FEDERAL SAVINGS AND LOAN ASSOCIATION
                     STATEMENTS OF CASH FLOWS (CONTINUED)
                 Years ended September 30, 1996, 1995 and 1994

________________________________________________________________________________

                                                       Years Ended September 30,
                                                   1996          1995          1994
                                                   ----          ----          ----
  CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposit accounts           $3,166,393   $ 4,409,416   $  4,014,187
     Net increase/(decrease) in mortgage
      escrow funds                                  (2,506)       24,640         27,718
                                                ----------   -----------   ------------
       Net cash from financing activities        3,163,887     4,434,056      4,041,905
                                                ----------   -----------   ------------

  NET INCREASE/(DECREASE) IN CASH AND
    CASH EQUIVALENTS                               438,205    (2,073,422)   (10,638,498)

  CASH AND CASH EQUIVALENTS AT BEGINNING
    OF PERIOD                                    4,257,072     6,330,494     16,968,992
                                                ----------   -----------   ------------

  CASH AND CASH EQUIVALENTS AT END OF PERIOD    $4,695,277   $ 4,257,072   $  6,330,494
                                                ==========   ===========   ============


  SUPPLEMENTAL DISCLOSURES
     Cash paid for:
       Interest on deposits                     $3,988,592   $ 3,605,857   $  2,958,799
                                                ==========   ===========   ============
       Income taxes                             $  455,741   $   442,954   $    436,500
                                                ==========   ===========   ============

  NONCASH TRANSACTIONS:
     Transfer of mortgage-backed
      securities to available for sale          $1,607,975
                                                ==========

________________________________________________________________________________

                See accompanying notes to financial statements.

                 CITIZENS FEDERAL SAVINGS AND LOAN ASSOCIATION
                         NOTES TO FINANCIAL STATEMENTS
                       September 30, 1996, 1995 and 1994

________________________________________________________________________________

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization:  Citizens Federal Savings and Loan Association is a federally-
------------
chartered mutual thrift association located in Delphos, Ohio. The Association originates and holds primarily residential and consumer loans to customers throughout the Allen and Van Wert County area in Northwest Ohio. The Association's primary deposit products are interest-bearing checking accounts and certificates of deposit. There are no branch operations.

Use of Estimates:  The preparation of financial statements in conformity with
----------------
generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans.

Cash and Cash Equivalents:  For purposes of reporting cash flows, cash and cash
-------------------------
equivalents include cash on hand, deposits with financial institutions and overnight deposits. The Association reports net cash flows for customer loan and deposit transactions. The Association considers all highly liquid debt instruments with original maturities when purchased of three months or less to be cash equivalents.

Securities:  The Association classifies securities as held to maturity, trading
----------
or available for sale. Securities classified as held to maturity are those that management has the positive intent and ability to hold to maturity. Securities held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts.

Securities classified as available for sale are those that management intends to sell or that could be sold for liquidity, investment management, or similar reasons, even if there is not a present intention for such a sale. Securities available for sale are carried at fair value with unrealized gains and losses included as a separate component of retained earnings, net of tax. Gains or losses on dispositions are based on net proceeds and the adjusted carrying amount of securities sold, using the specific identification method.

________________________________________________________________________________

                                  (Continued)

                 CITIZENS FEDERAL SAVINGS AND LOAN ASSOCIATION
                         NOTES TO FINANCIAL STATEMENTS
                       September 30, 1996, 1995 and 1994

________________________________________________________________________________

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans Receivable:  Loans receivable are stated at unpaid principal balances,
----------------
less the allowance for loan losses, and net deferred loan origination fees. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Association's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the collateral, and current economic conditions.

Uncollectible interest on loans that are contractually past due is charged off, or an allowance is established based on management's periodic evaluation. The allowance is established by a charge to interest income equal to all interest previously accrued and unpaid, and income is subsequently recognized only to the extent that cash payments are received until, in management's judgment, the borrower demonstrates the ability to make periodic interest payments in which case the loan is returned to accrual status.

On October 1, 1995, the Association adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." Under these standards, loans considered to be impaired, as identified according to internal loan review standards, are reduced to the present value of expected future cash flows or to the fair value of collateral by allocating a portion of the allowance for loan losses to such loans. If these allocations cause the allowance for loan losses to require an increase, such an increase will be reported as a provision for loan losses charged to operations. The effect of adopting these standards did not materially affect the allowance for loan losses at October 1, 1995 or at September 30, 1996.

Management analyzes loans on an individual basis and classifies a loan as impaired when an analysis of the borrower's operating results and financial condition indicates that underlying cash flows are not adequate to meet its debt service requirements. Often this is associated with a delay or shortfall in payments of 30 days or more. Smaller balance homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one to four family residences, residential construction loans, home equity, and other consumer loans, with balances less than $200,000. Loans are generally moved to non-accrual status when 90 days or more past due. These loans may also be considered impaired.

Impaired loans, or portions thereof, are charged off when deemed uncollectible. The nature of the disclosures for impaired loans is considered generally comparable to prior nonaccrual loans and non-performing and past due asset disclosures. The adoption of SFAS No. 114 had no impact on the comparability of the September 30, 1996 allowance for loan losses to prior periods.

________________________________________________________________________________

                                  (Continued)

                 CITIZENS FEDERAL SAVINGS AND LOAN ASSOCIATION
                         NOTES TO FINANCIAL STATEMENTS
                       September 30, 1996, 1995 and 1994

________________________________________________________________________________


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loan Fees and Costs:  Loan fees and costs are deferred, and are recognized as an
-------------------
adjustment to interest income using the interest method over the contractual life of the loans, adjusted for estimated prepayments based on the Association's historical prepayment experience.

Other Real Estate:  Other real estate owned is recorded at the lower of cost or
-----------------
fair value, less estimated costs to sell. Any reduction in fair value is reflected in a valuation allowance account established by a charge to income. Costs incurred to carry the real estate are charged to expense.

Premises and Equipment:  Land is carried at cost.  Buildings, furniture and
----------------------
fixtures, and equipment are carried at cost, less accumulated depreciation. Buildings, furniture and fixtures, and equipment are depreciated using straight-line and accelerated methods over the estimated useful lives of the respective assets, which range from five to forty years.

Income Taxes: The Association follows the liability method in accounting for
------------
income taxes. The liability method provides that deferred tax assets and liabilities are recorded based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as "temporary differences."

Concentration of Credit Risk: Most of the Association's business activity is
----------------------------
with customers located within northwest Ohio, specifically Allen and Van Wert counties. Although the Association has a diversified loan portfolio, a substantial portion of its debtors' ability to repay their loans is dependent on the economy in Allen and Van Wert counties.


NOTE 2 - INVESTMENT SECURITIES

The carrying values and estimated fair values of investment securities held-to-maturity at September 30 are summarized as follows:

                             ------1996------   ------1995-------
                                     Estimated            Estimated
                           Carrying    Fair     Carrying    Fair
                            Value      Value     Value      Value
                           --------  ---------  --------  ---------
     FHLB debt security    $500,000   $500,000  $500,000   $505,313
                           ========  =========  ========  =========

At September 30, 1996, the Association held one FHLB variable rate bond with a maturity date of October 1, 1996.

There were no sales of investment securities or transfers between classifications during the years ended September 30, 1996 and 1995.

________________________________________________________________________________

                                  (Continued)

                 CITIZENS FEDERAL SAVINGS AND LOAN ASSOCIATION
                         NOTES TO FINANCIAL STATEMENTS
                       September 30, 1996, 1995 and 1994

________________________________________________________________________________


NOTE 3 - MORTGAGE-BACKED SECURITIES

The carrying values and estimated fair values of mortgage-backed securities are summarized as follows:

                                                  September 30, 1996
                         ---------------------------------------------------------------------
                                                                           Net       Estimated
                         Principal   Unamortized       Unearned         Amortized      Fair
                          Balance     Premiums         Discounts         Balance       Value
                          -------     --------         ---------         -------       -----
HELD TO MATURITY
  GNMA certificates     $13,331,364       $2,467       $(111,109)      $13,222,722  $13,448,064
  FHLMC certificates        214,673                          (94)          214,579      224,657
                        -----------       ------       ---------       -----------  -----------
                        $13,546,037       $2,467       $(111,203)      $13,437,301  $13,672,721
                        ===========       ======       =========       ===========  ===========

AVAILABLE FOR SALE
  GNMA certificates     $   804,486       $            $    (439)      $   804,047  $   777,174
                        ===========       ======       =========       ===========  ===========
                                                  September 30, 1995
                        ------------------------------------------------------------------------
                                                                           Net     Estimated
                         Principal   Unamortized       Unearned         Amortized    Fair
                          Balance     Premiums        Discounts          Balance    Value
                          -------     --------       ----------          -------    -----
HELD TO MATURITY
  GNMA certificates     $17,266,599       $3,416       $(136,791)      $17,133,224  $17,529,325
  FHLMC certificates        287,960                         (571)          287,389      299,420
                        -----------       ------       ---------       -----------  -----------

                        $17,554,559       $3,416       $(137,362)      $17,420,613  $17,828,745
                        ===========       ======       =========       ===========  ===========

________________________________________________________________________________

                                  (Continued)

                 CITIZENS FEDERAL SAVINGS AND LOAN ASSOCIATION
                         NOTES TO FINANCIAL STATEMENTS
                       September 30, 1996, 1995 and 1994

________________________________________________________________________________


NOTE 3 - MORTGAGE-BACKED SECURITIES (Continued)

Unrealized gains and losses on mortgage-backed securities are summarized as follows:

                                           September 30, 1996
                    -----------------------------------------------------------
                                         Gross            Gross      Estimated
                       Amortized       Unrealized      Unrealized      Fair
                         Cost            Gains           Losses        Value
                         ----            ----            ------        -----
Held to maturity     $ 13,437,301      $ 347,278      $ (111,858)  $ 13,672,721
Available for sale        804,047        (26,873)        777,174
                     ------------      ---------      ----------

                     $ 14,241,348      $ 347,278      $ (138,731)  $ 14,449,895
                     ============      =========      ==========   ============

                                   September 30, 1995
                    -----------------------------------------------------------
                                         Gross           Gross       Estimated
                       Amortized       Unrealized      Unrealized      Fair
                         Cost            Gains           Losses        Value
                         ----            -----           ------        -----
Held to maturity     $ 17,420,613      $ 468,851      $  60,719    $ 17,828,745
                     ============      =========      ==========   ============

During the year ended September 30, 1996, the Association reclassified mortgage-backed securities with an amortized cost of $1,607,975 from held to maturity to available for sale. The securities were transferred on November 21, 1995, as allowed by the Statement of Financial Accounting Standards No. 115 implementation guide issued by the Financial Accounting Standards Board, with the related unrealized gain of $6,818 recorded net of tax as an increase in retained earnings.

Proceeds from the sale of mortgage-backed securities available for sale during the year ended September 30, 1996 were $763,370. Gross gains of $8,259 were realized on these sales. There were no sales of mortgage-backed securities during the year ended September 30, 1995.

________________________________________________________________________________

                                  (Continued)

                 CITIZENS FEDERAL SAVINGS AND LOAN ASSOCIATION
                         NOTES TO FINANCIAL STATEMENTS
                       September 30, 1996, 1995 and 1994

________________________________________________________________________________


NOTE 4 - LOANS RECEIVABLE

Loans receivable are summarized as follows:

                                                            September 30,
                                                          1996          1995
                                                          ----          ----
Real estate loans
  One-to four-family                                 $ 62,282,192  $ 56,556,082
  Multi-family                                          1,505,896     1,521,058
  Commercial real estate                                4,969,530     3,900,984
  Construction and land                                 4,871,181     3,808,903
                                                     ------------  ------------
                                                       73,628,799    65,787,027
Less:
  Mortgage loans in process                            (4,709,495)   (3,712,057)
  Net deferred loan origination fees                      (53,316)      (47,110)
                                                     ------------  ------------
                                                       68,865,988    62,027,860
                                                     ------------  ------------

Consumer and other loans
  Manufactured homes                                       63,331        90,005
  Home equity loans                                     1,038,780     1,012,926
  Unsecured loans                                         241,314       237,085
  Other consumer loans                                    680,254       787,619
                                                     ------------  ------------
                                                        2,023,679     2,127,635
Less:  Non-mortgage loans in process                       (8,456)      (20,446)
                                                     ------------  ------------
                                                        2,015,223     2,107,189
                                                     ------------  ------------

Less:  Allowance for loan losses                          (94,360)      (92,360)
                                                     ------------  ------------

                                                     $ 70,786,851  $ 64,042,689
                                                     ============  ============

Activity in the allowance for loan losses is summarized as follows:

                                                     September 30,
                                            1996          1995           1994
                                            ----          ----           ----
Balance at beginning of period            $ 92,360      $ 92,360       $ 32,360
Provision charged to income                  2,000             -         60,000
Charge-offs                                      -             -              -
                                          --------      --------       --------

Balance at end of period                  $ 94,360      $ 92,360       $ 92,360
                                          ========      ========       ========

As of and for the year ended September 30, 1996, there were no impaired loans.

________________________________________________________________________________

                                  (Continued)

                 CITIZENS FEDERAL SAVINGS AND LOAN ASSOCIATION
                         NOTES TO FINANCIAL STATEMENTS
                       September 30, 1996, 1995 and 1994

________________________________________________________________________________


NOTE 4 - LOANS RECEIVABLE (Continued)

In the ordinary course of business, the Association has and expects to continue to have transactions, including borrowings, with its officers, directors and their affiliates. In the opinion of management, such transactions were on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than a normal risk of collectibility or present any other unfavorable features to the Association. Loans to such borrowers, which in the aggregate exceeded $60,000, are summarized as follows:

                                                             September 30,
                                                           1996         1995
                                                           ----         ----
Balance at beginning of period                           $ 350,722    $ 104,926
New loans                                                               260,288
Payments                                                  (123,090)     (14,492)
                                                         ---------    ---------

Balance at end of period                                 $ 227,632    $ 350,722
                                                         =========    =========

NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment is summarized as follows:

                                                            September 30,
                                                          1996         1995
                                                          ----         ----
Land and parking lot                                   $  175,654   $  175,654
Building and improvements                                 643,190      643,190
Furniture and equipment                                   295,454      284,423
                                                       ----------   ----------
                                                        1,114,298    1,103,267

Accumulated depreciation                                 (429,544)    (378,559)
                                                       ----------   ----------

                                                       $  684,754   $  724,708
                                                       ==========   ==========

Depreciation expense charged to earnings was $50,985, $51,570 and $49,147 for the years ended September 30, 1996, 1995 and 1994, respectively.

________________________________________________________________________________

                                  (Continued)

                 CITIZENS FEDERAL SAVINGS AND LOAN ASSOCIATION
                         NOTES TO FINANCIAL STATEMENTS
                       September 30, 1996, 1995 and 1994

________________________________________________________________________________


NOTE 6 - DEPOSITS

Deposits are summarized as follows:

                                            September 30,
                                         1996         1995
                                         ----         ----
  Demand and NOW accounts              $ 5,060,554  $ 4,779,806
  Money market                           7,421,874    9,492,767
  Savings and club accounts              8,308,769    8,426,231
  Certificates                          59,039,638   53,965,638
                                       -----------  -----------

                                       $79,830,835  $76,664,442
                                       ===========  ===========

The aggregate amount of short-term certificates of deposits with a minimum denomination of $100,000 was approximately $4,495,000 at September 30, 1996 and $4,150,000 at September 30, 1995.

At September 30, 1996, the scheduled maturities of certificates of deposits are as follows:

          1997                             $41,436,044
          1998                              12,714,508
          1999                               4,350,949
          2000                                 296,361
          2001 and thereafter                  241,776
                                           -----------

                                           $59,039,638
                                           ===========

Interest expense on deposits is summarized as follows:

                                                    September 30,
                                           1996         1995        1994
                                           ----         ----        ----
Money market                            $  261,944  $   399,912  $  760,718
Savings accounts                           247,878      285,078     327,246
NOW and demand accounts                     87,826      109,163     115,713
Club accounts                                1,926        1,865       1,803
Certificates of deposit                  3,396,777    2,805,472   1,746,183
                                        ----------  -----------  ----------

                                        $3,996,351  $ 3,601,490  $2,951,663
                                        ==========  ===========  ==========

________________________________________________________________________________

                                  (Continued)

                 CITIZENS FEDERAL SAVINGS AND LOAN ASSOCIATION
                         NOTES TO FINANCIAL STATEMENTS
                       September 30, 1996, 1995 and 1994

________________________________________________________________________________


NOTE 7 - PENSION PLAN

The Association participated in a defined benefit pension plan for the benefit of all eligible employees until the plan was terminated by the Board on May 31, 1994. The insurance policies that were used to fund the plan were cashed in on their anniversary date, August 1, 1994. The cash value of policies were transferred to the Huntington National Bank Trust Department where they are earning interest until the assets can be distributed, upon approval of termination by the Internal Revenue Service.

During 1994, the Association implemented a 401(k) profit sharing plan for all eligible employees. Employees are eligible to participate in the plan if they have been employed by the Association for one-half year and have attained age twenty and one-half. Generally, employees can defer up to 10% of their compensation into the plan, not to exceed $9,500 for 1996 and $9,240 for 1995 and 1994. The Association can make a matching discretionary contribution equal to a percentage of up to 6% of the employee's salary reduction. The Association may also make special discretionary contributions equal to a percentage of the employee's compensation.

The expense related to the profit sharing and defined benefit pension plans was $32,026, $30,758 and $26,348 for the years ending September 30, 1996, 1995 and
1994, respectively.


NOTE 8 - INCOME TAXES

The provision for income taxes consists of the following:

                                                         September 30,
                                               1996         1995        1994
                                               ----         ----        ----
Current expense                              $ 473,255     $453,412   $429,850
Deferred expense                              (140,005)      27,340     47,654
                                             ---------     --------   --------

                                             $ 333,250     $480,752   $477,504
                                             =========     ========   ========

________________________________________________________________________________

                                  (Continued)

                 CITIZENS FEDERAL SAVINGS AND LOAN ASSOCIATION
                         NOTES TO FINANCIAL STATEMENTS
                       September 30, 1996, 1995 and 1994

________________________________________________________________________________


NOTE 8 - INCOME TAXES (Continued)

The provision for federal income taxes differs from that computed at the statutory corporate tax rate as follows:

                                           September 30,
                                     1996       1995      1994
                                     ----       ----      ----
Statutory rate                       34.0%        34.0%      34.0%
Effective tax rate                   34.0%        33.7%      34.4%

Tax expense at statutory rate    $332,366     $484,485   $472,446
Other                                 884       (3,733)     5,058
                                 --------     --------   --------

                                 $333,250     $480,752   $477,504
                                 ========     ========   ========

Deferred income taxes are provided for temporary differences. The components of the Association's net deferred tax liability at September 30, 1996 and 1995, are as follows:

                                                   1996           1995
                                                   ----           ----
Deferred tax assets
  Deferred loan fees                            $  11,113      $  16,017
  Non-accrual interest                              1,796          1,965
  SAIF assessment                                 165,172
  Unrealized loss on investment
   securities available for sale                    9,137
                                                ---------
                                                  187,218         17,982
                                                ---------      ---------
Deferred tax liabilities
  Bad debt deduction                             (214,903)      (215,583)
  FHLB stock dividends                           (123,964)      (106,250)
  Depreciation expense                            (17,919)       (14,859)
                                                ---------      ---------
                                                 (356,786)      (336,692)
                                                ---------      ---------

Net deferred tax liability                      $(169,568)     $(318,710)
                                                =========      =========

No valuation allowance for deferred tax assets was provided at September 30, 1996 and 1995, because the Association had sufficient net deferred tax liabilities and taxes paid in prior years and available for recovery to warrant recording the full deferred tax asset.

________________________________________________________________________________

                                  (continued)

                 CITIZENS FEDERAL SAVINGS AND LOAN ASSOCIATION
                         NOTES TO FINANCIAL STATEMENTS
                       September 30, 1996, 1995 and 1994

________________________________________________________________________________

NOTE 8 - INCOME TAXES (Continued)

Retained earnings at September 30, 1996 and 1995, includes approximately $1,907,000 for which no federal income tax liability has been recorded. These amounts represent an allocation of income to bad debt deductions for tax purposes alone. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments from carryback of net operating losses would create income for tax purposes only, which would be subject to current tax. The unrecorded deferred tax liability on the above amounts at September 30, 1996 and 1995 was approximately $648,000.

Taxes attributable to securities gains approximated $2,808 for the year ended September 30, 1996.


NOTE 9 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Association is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and interest-rate caps and floors written in connection with variable rate loans the Association has originated. Those instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the statement of financial position. The Association's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Association uses the same credit policies in making commitments as it does for on-balance sheet instruments.

As of September 30, 1996, the Association had commitments to make loans at market rates of $2,351,000. Of these commitments, $1,086,000 had fixed rates ranging from 7.75% to 10.50%, and $1,265,000 had variable rates. The commitment period ranged from 30 to 90 days. As of September 30, 1995, the Association had commitments to make loans at market rates of $2,049,000. Since loan commitments may expire without being used, the amount does not necessarily represent future cash commitments.

________________________________________________________________________________

                                  (Continued)

                 CITIZENS FEDERAL SAVINGS AND LOAN ASSOCIATION
                         NOTES TO FINANCIAL STATEMENTS
                       September 30, 1996, 1995 and 1994

________________________________________________________________________________

NOTE 10 - REGULATORY CAPITAL

The following is a reconciliation of generally accepted accounting principles
(GAAP) capital to regulatory capital for the Association. The following reconciliation also compares the capital requirements as computed to the minimum capital requirements for the Association.

                                                                September 30, 1996
                                                    ----------------------------------------
                                                    Tangible           Core       Risk-Based
                                                     Capital          Capital       Capital
                                                     -------          -------       -------
                                                               (In Thousands)
Total capital per GAAP                                $11,425        $11,425        $11,425

General valuation allowance and
  nondeductible subsidiaries                               (2)            (2)            94

Unrealized loss on securities available
  for sale, net of tax                                     18             18             18
                                                      -------        -------        -------

Regulatory capital                                     11,441         11,441         11,537

Regulatory capital requirements                         1,384          2,768          3,387
                                                      -------        -------        -------

Excess capital                                        $10,057        $ 8,673        $ 8,150
                                                      =======        =======        =======

Total assets                                          $92,235        $92,235
                                                      =======        =======

Risk-weighted assets                                                                $42,333
                                                                                    =======

Capital ratio                                           12.40%         12.40%         27.25%
                                                      =======        =======        =======

________________________________________________________________________________

                                  (Continued)

                 CITIZENS FEDERAL SAVINGS AND LOAN ASSOCIATION
                         NOTES TO FINANCIAL STATEMENTS
                       September 30, 1996, 1995 and 1994

________________________________________________________________________________


NOTE 10 - REGULATORY CAPITAL (Continued)

                                                      September 30, 1995
                                            ----------------------------------
                                            Tangible       Core     Risk-Based
                                             Capital      Capital     Capital
                                             -------      -------     -------
                                                     (In Thousands)
Total Capital per GAAP                        $10,799    $10,799      $10,799

General valuation allowance and
  nondeductible subsidiaries                       (2)        (2)          92
                                              -------    -------      -------

Regulatory capital                             10,797     10,797       10,891

Regulatory capital requirements                 1,320      2,641        3,122
                                              -------    -------      -------

Excess capital                                $ 9,477    $ 8,156      $ 7,769
                                              =======    =======      =======

Total assets                                  $88,022    $88,022
                                              =======    =======

Risk-weighted assets                                                  $39,031
                                                                      =======

Capital ratio                                   12.27%     12.27%       27.90%
                                              =======    =======      =======


NOTE 11 - DEPOSIT INSURANCE EXPENSE

The Association was affected by the undercapitalization of the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). On September 30, 1996, the President signed legislation which required federally insured institutions such as the Association to pay a one-time assessment of $0.657 per $100 of deposits held by the institution at March 31, 1995 to bring the SAIF to the required 1.25% reserve level.

The special assessment required the Association to record an additional liability of $485,803, which reduced net income by approximately $321,000 after applicable income taxes.

________________________________________________________________________________

                                  (Continued)

                 CITIZENS FEDERAL SAVINGS AND LOAN ASSOCIATION
                         NOTES TO FINANCIAL STATEMENTS
                       September 30, 1996, 1995 and 1994

________________________________________________________________________________


NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Short-term Investments:  For those short-term instruments, the carrying
-------------------------------
amount is a reasonable estimate of fair value.

Investments and Mortgage-Backed Securities:  For investment and mortgage-backed
------------------------------------------
securities, fair values are based on quoted market prices or dealer quotes.

Loans:  The fair value of loans is estimated by discounting future cash flows
-----
using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposit Liabilities:  The fair value of demand deposits and savings accounts is
-------------------
the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by discounting future cash flows using the rates currently offered for deposits of similar remaining maturities.

Accrued Interest Receivable and Accrued Interest Payable:  For these assets and
--------------------------------------------------------
liabilities, the carrying amount is a reasonable estimate of fair value.

Off Balance Sheet Commitments:  The fair value of off balance sheet commitments
-----------------------------
to extend credit is not material.

The following table shows the estimated fair value at September 30, 1996 and the related carrying value of the financial statements:

                                                                Estimated
                                               Carrying           Fair
                                                 Value            Value
                                             -------------    -------------
Financial Assets:
   Cash and cash equivalents                 $  4,695,277     $  4,695,000
   Investment securities                          500,000          500,000
   Mortgage-backed securities                  14,214,475       14,450,000
   Loans, net                                  70,786,851       69,968,000
   FHLB Stock                                     777,700          778,000
   Accrued interest receivable                    293,046          293,046
Financial Liabilities:
   Demand and savings deposits                (20,791,197)     (20,791,000)
   Time deposits                              (59,039,638)     (59,063,000)
   Accrued interest payable                       (31,295)         (31,000)

________________________________________________________________________________

                                  (Continued)

                CITIZENS FEDERAL SAVINGS AND LOAN ASSOCIATION
                         NOTES TO FINANCIAL STATEMENTS
                       September 30, 1996, 1995 and 1994

________________________________________________________________________________


NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that were the Association to have disposed of such items at September 30, 1996 the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at September 30, 1996 should not necessarily be considered to apply at subsequent dates.

Other assets and liabilities of the Association may have value, but are not included in the above disclosures, such as property and equipment. Also, nonfinancial instruments typically not recognized in these financial statements nevertheless may have value, but are not included in the above disclosures. These include, among other items, the estimated earnings power of core deposit accounts, the earnings potential of loan servicing rights, the value of a trained work force, customer goodwill and similar items.

NOTE 13 - PLAN OF CONVERSION

On June 11, 1996, the Board of Directors of the Association, subject to regulatory approval and approval by the members of the Association, unanimously adopted a Plan of Conversion to convert from a federally chartered mutual savings and loan association to a federally chartered stock savings bank with the concurrent formation of a holding company. The conversion is expected to be accomplished through amendment of the Association's articles of incorporation and the sale of the holding company's common stock in an amount equal to the pro forma market value of the Association after giving effect to the conversion. A subscription offering of the shares of the holding company's common stock is being offered to the Association's depositors, then to an employee stock benefit plan and other members. Any shares of the holding company's common stock not sold in the subscription offering may be offered for sale to the general public.

At the time of conversion, the Association will establish a liquidation account in an amount equal to its regulatory capital as of the latest practicable date prior to the conversion at which such regulatory capital can be determined. The liquidation account will be maintained for the benefit of eligible depositors who continue to maintain their accounts at the Association after the conversion. The liquidation account will be reduced annually to the extent that eligible depositors have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account.
In the event of a complete liquidation, each eligible depositor will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The Association may not pay dividends that would reduce stockholders' equity below the required liquidation account balance.

________________________________________________________________________________

                                  (Continued)

                CITIZENS FEDERAL SAVINGS AND LOAN ASSOCIATION
                         NOTES TO FINANCIAL STATEMENTS
                       September 30, 1996, 1995 and 1994

________________________________________________________________________________


NOTE 13 - PLAN OF CONVERSION (Continued)

Under Office of Thrift Supervision (OTS) regulations, limitations have been imposed on all "capital distributions" by savings institutions including cash dividends. The regulation establishes a three-tiered system of restrictions, with the greatest flexibility afforded to thrifts which are both well-capitalized and given favorable qualitative examination ratings by the OTS.

Conversion costs will be deferred and deducted from the proceeds of the shares sold in the conversion. If the conversion is not completed, all costs will be charged to expense. No costs have been deferred as of September 30, 1996.

________________________________________________________________________________

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

        The Bank's independent auditors for the fiscal year ended September 30, 1996 were Crowe, Chizek & Company LLP. Lentol, Violet, Kienitz & Company were dismissed as the auditors for the fiscal year ended September 30, 1996 on August 20, 1996. Crowe, Chizek & Company LLP, were appointed to replace Lentol, Violet, Kienitz & Company on August 20, 1996. Lentol, Violet, Kienitz & Company's reports on the financial statements for the year ended September 30, 1995 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified as to uncertainty, audit scope, or accounting principles. The decision to change accountants was approved by the Board of Directors of the Bank. During the Bank's two most recent fiscal years, the Bank has not had any disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which if not resolved to the satisfactions of Lentol, Violet, Kienitz & Company would have caused it to make a reference to the subject matter of such a disagreement in connection with its reports.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

        The following table sets forth certain information regarding the Board of Directors, and executive officers of the Company.



                                                                                    SHARES OF        OWNERSHIP
                                                               EXPIRATION OF       COMMON STOCK        AS A
                                              DIRECTOR            TERM AS          BENEFICIALLY       PERCENT
            NAME                 AGE(1)       SINCE(2)           DIRECTOR           OWNED(3)          OF CLASS
---------------------------    ----------   ------------    -------------------   --------------   -------------
DIRECTORS
Nancy C. Rumschlag                 46           1987               1997               17,824             *
John F. Helmkamp                   83           1936               1998               10,000             *
Joseph R. Reinemeyer               47           1977               1998                7,706             *
P. Douglas Harter                  49           1969               1999               17,824             *
Robert L. Dillhoff                 49           1991               1999               12,150             *

EXECUTIVE OFFICERS WHO ARE
 NOT DIRECTORS
Gary G. Ricker                     42            --                 --                 3,600             *

Stock Ownership of all                                                                69,004           3.4%
 Directors and Executive
 Officers as a Group (6
 persons)                                                                             69,104


--------------------------
*    Represents less than 1.0% of the Company's voting securities.
(1)  As of September 30, 1996
(2)  Includes years of service as a director of the Bank
(3) Each person or relative of such person whose shares are included herein, exercise sole (or shared with spouse, relative or affiliate) voting or dispositive power as to shares reported. Ownership is as of November 20, 1996, the date of completion of the conversion.

BIOGRAPHICAL INFORMATION

        DIRECTORS

        Joseph R. Reinemeyer is President, Chief Executive Officer and Chairman of the Board. From 1982, through July, 1996, Mr. Reinemeyer served as Executive Vice President and Managing Officer of the Bank. Mr. Reinemeyer was an employee of the Bank from 1975 to 1982, during which time he held various positions. Mr. Reinemeyer has been a Director of the Bank since 1977 and is a member of the Loan Committee.

        John F. Helmkamp is a Director of the Bank. Mr. Helmkamp was elected to the Board of Directors in 1936 and served as President and Chairman of the Board from 1976 through July, 1996. Mr. Helmkamp retired from day-to-day management of the Bank's affairs after Mr. Reinemeyer became Managing Officer in 1982. Mr. Helmkamp is a member of the Loan Committee on a rotational basis.

        Nancy C. Rumschlag has served as a Director of the Bank since 1987 and has been Vice President of the Bank since 1991. Ms. Rumschlag serves as a member of the Loan Committee. Prior to joining the Bank, Ms. Rumschlag managed the H&R Block office located in Delphos, Ohio.

        P. Douglas Harter has served on the Board of Directors of the Bank since 1969. He is also a member of the Loan Committee on a rotational basis. Mr. Harter is an associate of Harter and Son Funeral Home, located in Delphos, Ohio.

        Robert L. Dillhoff was elected a Director of the Bank in 1991 and serves on the Loan Committee on a rotational basis. Mr. Dillhoff is District Highway Management Administrator for the Ohio Department of Transportation.

        EXECUTIVE OFFICER WHO IS NOT A DIRECTOR

        Gary G. Ricker joined the Bank in 1987 as Secretary and Treasurer. Mr. Ricker also is a loan officer for the Bank.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

DIRECTORS' COMPENSATION

        Fee Arrangements. All outside Directors of the Bank are currently paid an annual retainer of $5,000 and receive a fee of $400 for each regular monthly Board meeting held. Each director also receives a fee of $400 for each Special Board meeting held. There were two Special Board meetings for the year ended December 31, 1995. Outside Director members of the Loan Committee receive a fee of $100 for each regular meeting attended. From time to time, members of the Board will perform inspections of real property for which the Board member receives a fee that ranges from $20 to $30, depending upon the location of the inspected property. All of the outside directors have received an annual bonus equal to the average bonus paid to the officers and employees of the Bank for that year as calculated pursuant to the profit-sharing component of the Bank's 401(k) Plan. The Board of Directors has determined that the outside directors will not receive such a bonus in future years.

EXECUTIVE COMPENSATION

   Cash Compensation. The following table sets forth the cash compensation paid by the Bank for services rendered in all capacities during the year ended September 30, 1996, to the chief executive officer. No executive officer of the Bank received compensation in excess of $100,000 during the year ended
September 30, 1996.

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                       LONG-TERM COMPENSATION
                                                                              ------------------------------------
                                                 ANNUAL COMPENSATION                 AWARDS             PAYOUTS
                                        --------------------------------------------------------------------------
                                                                   OTHER                    SECURITIES
                                                                   ANNUAL      RESTRICTED   UNDERLYING   LTIP         ALL OTHER
NAME AND PRINCIPAL                                              COMPENSATION  STOCK AWARDS   OPTIONS    PAYOUTS     COMPENSATION
    POSITIONS                     YEAR  SALARY($)(1)  BONUS($)     ($)(2)        ($)(3)       (#)(4)     ($)(5)        ($)(6)
-----------------------------------------------------------------------------------------------------------------------------------

Joseph R. Reinemeyer              1996   $56,400       $   --      $8,140           --          --         --           $4,514
  Executive Vice President        1995    52,569        7,670       8,029           --          --         --            4,404
  (chief executive officer)(7)



===================================================================================================================================

------------------------
(1) Under Annual Compensation, the column titled "Salary" includes base salary only.
(2) "Other Annual Compensation" includes meeting, valuation and inspection fees received as a Director of the Bank and remuneration for unused "sick leave." For 1996 and 1995, there were no (a) perquisites over the lesser of $50,000 or 10% of the individual's total salary and bonus for the year; (b) payments of above-market preferential earnings on deferred compensation;
     (c) payments of earnings with respect to long-term incentive plans prior to settlement or maturation; (d) tax payment reimbursements; or (e) preferential discounts on stock.
(3) Does not include awards pursuant to the Stock Programs, which may be granted in conjunction with a meeting of stockholders of the Company, as such awards were not earned, vested or granted in fiscal 1995. For a discussion of the terms of the Stock Programs, see "Stock Programs." For 1996 and 1995, the Bank had no restricted stock plans in existence.
(4) Does not include options, which may be granted in conjunction with a meeting of stockholders of the Company, as such options were not earned or granted in 1996. For a discussion of the terms of the grants and vesting of options, see "Stock Option Plans."
(5)  For 1996 and 1995, there were no long-term incentive plans in existence.
(6) Includes $4,514 and $4,405 contributed by the Bank pursuant to the Bank's 401(k) Plan for the years ended September 30, 1996 and 1995, respectively.
(7)  Mr. Reinemeyer became President of the Bank on August 1, 1996.

EMPLOYMENT AGREEMENTS

     The Bank and the Company intend to enter into employment agreements with Mr. Reinemeyer (the "Executive"). These agreements are subject to the review and approval of the OTS and may be amended as a result of such OTS review.
These employment agreements are intended to ensure that the Bank and the Company will be able to maintain a stable and competent management base after the Conversion. The continued success of the Bank and the Company depends to a significant degree on the skills and competence of Mr. Reinemeyer.

     The proposed employment agreements provide for a three-year term for Mr. Reinemeyer. The Bank employment agreements provide that, commencing on the first anniversary date and continuing each anniversary date thereafter, the Board of Directors may extend the agreement for an additional year so that the remaining term shall be three years, unless written notice of non-renewal is given by the Board of Directors after conducting a performance evaluation of the Executive. The terms of the Company employment agreements shall be extended on a daily basis unless written notice of non-renewal is given by the Board of the Company. The agreements provide that the Executive's base salary will be reviewed annually. The current base salary for Mr. Reinemeyer as President and Chief Executive Officer of the Company and President and Chief Executive Officer of the Bank is $70,000. In addition to the base salary, the agreements provide for, among other things, participation in stock benefits plans and other fringe benefits applicable to executive personnel. The agreements provide for termination by the Bank or the Company for cause as defined in the agreements at any time. In the event the Bank or the Company chooses to terminate the Executive's employment for reasons other than for cause, or in the event of the Executive's resignation from the Bank and the Company upon: (i) failure to re-elect the Executive to his current offices; (ii) a material change in the Executive's functions, duties or responsibilities; (iii) a relocation of the Executive's principal place of employment by more than 25 miles;
(iv) liquidation or dissolution of the Bank or the Company; or (v) a breach of the agreement by the Bank or the Company, the Executive or, in the event of death, his beneficiary would be entitled to receive an amount equal to the remaining base salary payments due to the Executive and the contributions that would have been made on the Executive's behalf to any employee benefit plans of the Bank or the Company during the remaining term of the agreement. The Bank and the Company would also continue and pay for the Executive's life, health and disability coverage for the remaining term of the Agreement. Upon any termination of the Executive, the Executive is subject to a one year non-competition agreement.

     Under the agreements, if voluntary or involuntary termination follows a change in control of the Bank or the Company, the Executive or, in the event of the Executive's death, his beneficiary, would be entitled to a severance payment equal to the greater of: (i) the payments due for the remaining terms of the agreement; or (ii) three times the average of the five preceding taxable years' annual compensation. The Bank and the Company would also continue the Executive's life, health, and disability coverage for thirty-six months. Notwithstanding that both agreements provide for a severance payment in the event of a change in control, the Executive would only be entitled to receive a severance payment under one agreement.

     Payments to the Executive under the Bank's agreement will be guaranteed by the Company in the event that payments or benefits are not paid by the Bank. Payment under the Company's agreement would be made by the Company. All reasonable costs and legal fees paid or incurred by the Executive pursuant to any dispute or question of interpretation relating to the Agreements shall be paid by the Bank or Company, respectively, if the Executive is successful on the merits pursuant to a legal judgment, arbitration or settlement. The employment agreements also provide that the Bank and Company shall indemnify the Executive to the fullest extent allowable under federal and Delaware law, respectively.
In
the event of a change in control of the Bank or Company, the total amount of payments due under the Agreements, based solely on the current salary of Mr. Reinemeyer and excluding any benefits under any employee benefit plan which may be payable, would be approximately $210,000 in the aggregate.

STOCK OPTION PLANS

     The Board of Directors of the Company intends to adopt stock-based benefit plans which would provide for the granting of stock options to eligible officers, key employees and non-employee directors of the Company and the Bank. Stock options are intended to be granted under either a separate stock option plan for officers and employees (the "Incentive Option Plan") and a separate option plan for non-employee directors (the "Directors' Option Plan") (collectively, the "Option Plans") or under a single Master Stock-Based Benefit Plan which would incorporate the benefits and features of the Incentive Option Plan and Directors' Option Plan. At a meeting of stockholders of the Company following the Conversion, which under applicable OTS regulations, may be held no earlier than six months after the completion of the Conversion, the Board of Directors intends to present the Option Plans or the Master Stock-Based Benefit Plan to stockholders for approval and has reserved an amount equal to 10% of the shares of Common Stock issued in the Conversion or 203,872 shares (based upon the issuance of 2,038,719 shares), for issuance under the Option Plans or the Master Stock-Based Benefit Plan. OTS regulations provide that, with respect to stock-based benefit plans adopted within one year after the completion of the Conversion, no individual officer or employee of the Bank may receive more than 25% of the options granted and non-employee directors may not receive more than 5% individually, or 30% in the aggregate of the options granted.

     The stock option benefits provided under the Incentive Option Plan or Master Stock-Based Benefit Plan will be designed to attract and retain qualified personnel in key positions, provide officers and key employees with a propriety interest in the Company as an incentive to contribute to the success of the Company and reward such employees for outstanding performance. All employees of the Company and its subsidiaries will be eligible to participate in such plans. The Incentive Option Plan or Master Stock-Based Benefit Plan will provide for the grant of: (i) options to purchase the Company's Common Stock intended to qualify as incentive stock options under Section 422 of the Code ("Incentive Stock Options"); (ii) options that do not so qualify ("Non-Statutory Stock Options"); and (iii) Limited Rights (discussed below) which will be exercisable only upon a change in control of the Bank or the Company. Unless sooner terminated, the Incentive Option Plan or Master Stock-Based Benefit Plan will be in effect for a period of ten years from the earlier of adoption by the Board of Directors or approval by the Company's Stockholders. Subject to stockholder approval, the Company intends to grant options with Limited Rights under the Incentive Option Plan or Master Stock-Based Benefit Plan at an exercise price equal to the fair market value of the underlying Common Stock on the date of grant. Upon exercise of "Limited Rights" in the event of a change in control, the employee will be entitled to receive a lump sum cash payment equal to the difference between the exercise price of the related option and the fair market value of the shares of common stock subject to the option on the date of exercise of the right in lieu of purchasing the stock underlying the option. It is anticipated that all options granted to officers and employees contemporaneously with stockholder approval of such plans will be intended to be Incentive Stock Options to the extent permitted under Section 422 of the Code.

     Under the Incentive Option Plan or Master Stock-Based Benefit Plan, it is expected that the Compensation Committee of the Company's Board of Directors will determine which officers and employees will be granted options and Limited Rights, whether such options will be incentive or non-statutory stock options, the number of shares subject to each option, the exercise price of each non-statutory stock option, whether such options may be exercised by delivering other shares of Common

Stock and when such options become exercisable. The per share exercise price of an incentive stock option will be required to be at least equal to the fair market value of a share of Common Stock on the date the option is granted.

     If the Incentive Option Plan or Master Stock-Based Benefit Plan is adopted in the form described above, an employee will not be deemed to have received taxable income upon grant or exercise of any Incentive Stock Option, provided that such shares received through the exercise of such option are not disposed of by the employee for at least one year after the date the stock is received in connection with the option exercise and two years after the date of grant of the option. No compensation deduction would be able to be taken by the Company as a result of the grant or exercise of Incentive Stock Options, provided such shares are not disposed of before the expiration of the period described above (a "disqualifying disposition"). In the case of a Non-Statutory Stock Option and in the case of a disqualifying disposition of an Incentive Stock Option, an employee will be deemed to receive ordinary income upon exercise of the stock option in an amount equal to the amount by which the exercise price is exceeded by the fair market value of the Common Stock purchased by exercising the option on the date of exercise. The amount of any ordinary income deemed to be received by an optionee upon the exercise of a Non-Statutory Stock Option or due to a disqualifying disposition of an Incentive Stock Option would be a deductible expense for tax purposes for the Company. In the case of Limited Rights, upon exercise, the option holder would have to include the amount paid to him or her upon exercise in his gross income for federal income tax purposes in the year in which the payment is made and the Company would be entitled to a deduction for federal income tax purposes of the amount paid.

     If the Incentive Option Plan or Master Stock-Based Benefit Plan is adopted in the form described above, stock options would become vested and exercisable in the manner specified by the Company, and, if such plans are adopted within one year following the completion of the Conversion, subject to applicable OTS regulations, which require that options begin vesting no earlier than one year from the date of shareholder approval of the Incentive Option Plan or Master Stock-Based Benefit Plan and thereafter vest at a rate of no more than 20% per year. Options granted in connection with the Incentive Option Plan or Master Stock-Based Benefit Plan could be exercisable for three months following the date on which the employee ceases to perform services for the Bank or the Company, except that in the event of death or disability, options accelerate and become fully vested and may be exercisable for up to one year thereafter or such longer period as determined by the Company. However, any Incentive Stock Options exercised more than three months following the date the employee ceases to perform services as an employee shall be treated as a Non-Statutory Stock Option as described above. In the event of retirement, any unvested stock options shall be terminated and remain unearned unless the optionee continues to perform services on behalf of the Bank, the Company or an affiliate, in which case unvested options would continue to vest in accordance with their original vesting schedule. If the Incentive Option Plan or Master Stock-Based and Benefit Plan is adopted in the form described above, in the event of death, disability or normal retirement, the Company, if requested by the optionee, could elect, in exchange for vested options, to pay the optionee, or beneficiary in the event of death, the amount by which the fair market value of the Common Stock exceeds the exercise price of the options on the date of the employee's termination of employment.

     Under the Directors' Option Plan or Master Stock-Based Benefit Plan contemplated, the exercise price per share of each option granted may be equal to the fair market value of the shares of Common Stock on the date the option is granted. All Options granted to outside directors under the Directors' Option Plan would be Non-Statutory Stock Options and, if such plan is adopted within one year following the completion of the Conversion, pursuant to applicable OTS regulations, would vest and become exercisable commencing one year after the date of shareholder approval of the Directors Option Plan at the rate of 20% per year, and would expire upon the earlier of ten years following the date of grant or one year following the date the optionee ceases to be a director or consulting director. In the event of the death or disability of a participant, all previously granted options would immediately vest and become fully exercisable.

STOCK PROGRAMS

     The Company or the Bank intends to establish performance based Stock Programs as a method of providing non-employee directors, officers and key employees of the Bank and Company with a proprietary interest in the Company in a manner designed to encourage such persons to remain with the Bank or the Company. The benefits intended to be granted under the Stock Programs may be provided for under either a separate plan for officers and employees and a separate plan for outside directors or under the Master Stock-Based Benefit Plan which would incorporate the benefits and features of such separate Stock Program plans and the previously discussed Stock Option Plans. The Company intends to present the Stock Programs or Master Stock-Based Benefit Plan for stockholder approval at a meeting of stockholders, which pursuant to applicable OTS regulations, may be held no earlier than six months after the completion of the Conversion.

     Subject to stockholder approval, the Bank or the Company expects to contribute funds to the Stock Programs or Master Stock-Based Benefit Plan to enable such plans to acquire, in the aggregate, an amount equal to 4% of the shares of common Stock issued in the Conversion, or 81,549 shares (based upon the issuance of 2,038,719 shares). These shares would be acquired through open market purchases by a trustee for the plan or from authorized but unissued shares. Although no specific award determinations have been made, the Company anticipates that, if stockholder approval is obtained, it would provide awards to its directors and employees to the extent permitted by applicable regulations. OTS regulations provide that, with respect to any such stock-based benefit plans adopted within one year following the completion of the Conversion, no individual employee may receive more than 25% of the shares of any plan and non-employee directors may not receive more than 5% of any plan individually or 30% in the aggregate for all directors.

     The Compensation Committee of the Company's Board of Directors would administer the Stock Programs or Master Stock-Based Benefit Plan described above. The Stock Programs or Master Stock-Based Benefit Plan are expected to be self-administered for grants or allocations made to non-employee directors, which would not be performance-based. Under the Stock Programs or Master Stock-Based Benefit Plan, awards would be granted in the form of shares of Common Stock held by such plans. Awards will be non-transferable and non-assignable. Allocations and grants to officers and employees under the Stock Programs or Master Stock-Based Benefit Plan may be made in the form of base grants and allocations based on performance goals established by the Compensation Committee. In establishing such goals, the Committee may utilize the annual financial results of the Company and the Bank, actual performance of the Company and the Bank as compared to targeted goals such as the ratio of the Company and the Bank's net worth to total assets, the Company's and the Bank's return on average assets, or such other performance standard as determined by the Committee with the approval of the Board of Directors. Performance allocations would be granted upon the achievement of performance goals and base grants and performance allocations would vest in annual installments established by the Committee. Pursuant to applicable OTS regulations, base grants and allocations granted under a plan adopted within one year following the completion of the Conversion may commence vesting no sooner than one year after the date of shareholder approval of the plan and thereafter at the rate of 20% per year.

     In the event of death, grants would be 100% vested. In the event of disability, grants would be 100% vested upon termination of employment of an officer or employee, or upon termination of service as a director. In the event of retirement, if the participant continues to perform services on behalf of the Bank, the Company or an affiliate or, in the case of a retiring director, continues to perform services, as a consulting director, unvested grants would continue to vest in accordance with their original vesting schedule until the recipient ceases to perform such services at which time any unvested grants would lapse.

     When shares become vested in accordance with the Stock Programs or Master Stock-Based Benefit Plan described above, the participants would recognize income equal to the fair market value of the Common Stock at that time. The amount of income recognized by the participants would be a deductible expense for tax purposes for the Bank and the Company. When shares become vested and are actually distributed in accordance with the Stock Programs or Master Stock-Based Benefit Plan, the participants would receive amounts equal to any accrued dividends with respect thereto. Prior to vesting, shares subject to grants and shares allocated subject to the achievement of performance and high performance goals will be voted by the trustee of the Stock Programs or Master Stock-Based Benefit Plan. Vested shares will be distributed to recipients as soon as practicable following the day on which they are vested.

     In the event that additional authorized but unissued shares are acquired by the Stock Programs or Master Stock-Based Benefit Plan, the interests of existing shareholders would be diluted.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

     The following table sets forth certain information as to those persons believed by the Company to be beneficial owners of more than 5% of the Company's outstanding shares of Common Stock as disclosed in certain reports regarding such ownership filed with the Company and with the Securities and Exchange Commission ("SEC") in accordance with Sections 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") by such persons. Other than those persons listed below, the Company is not aware of any person or group, as such term is defined in the Exchange Act, that owns more than 5% of the Common Stock as of September 30, 1996.


                                                                                NUMBER OF    PERCENT OF
    TITLE OF CLASS             NAME AND ADDRESS OF BENEFICIAL OWNER               SHARES        CLASS
------------------------     ----------------------------------------          -----------  ------------

Common Stock                 Citizens Federal Savings and Loan                   163,097(1)         8.0%
                             Bank of Delphos
                             Employee Stock Ownership Plan and Trust ("ESOP")
                             114 East 3rd Street, Delphos, Ohio 45833

_____________________
(1) Shares of Common Stock were acquired by the ESOP in the conversion of the Bank from mutual to stock form and the formation of the Company, which was completed on November 20, 1996. The ESOP Committee of the Board of Directors and administers the ESOP. California Central Trust Bank Corporation has been appointed to corporate trustee for the ESOP.

    See Item 10 for information regarding security ownership of management.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     Applicable Federal law requires that all loans or extensions of credit to executive officers and directors must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the general public and must not involve more than the normal risk of repayment or present other unfavorable features. In addition, loans made to a director or executive officer in excess of the greater of $25,000 or 5% of the Bank's capital and surplus (up to a maximum of $500,000) must be approved in advance by a majority of the disinterested members of the Board of Directors.

     The Bank currently makes loans to executive officers and directors on the same terms and conditions offered to the general public. The Bank's policy provides that all loans made by the Bank to its executive officers and directors be made in the ordinary course of business, on substantially the same terms, including collateral, as those prevailing at the time for comparable transactions with other persons and may not involve more than the normal risk of collectibility or present other unfavorable features. The Bank makes loans to its other employees which are made on substantially the same terms and conditions offered to the general public except that employees are eligible to receive a one time 25 basis point discount on the interest rate offered to the general public. All loans outstanding at May 31, 1996 to a director or executive officer of the Bank were made by the Bank in the ordinary course of business, with no favorable terms and such loans do not involve more than the normal risk of collectibility or present other unfavorable features.

     The Company intends that all transactions in the future between the Company and its executive officers, directors, holders of 10% or more of the shares of any class of its common stock and affiliates thereof, will contain terms no less favorable to the Company than could have been obtained by it in arm's-length negotiations with unaffiliated persons and will be approved by a majority of independent outside directors of the Company not having any interest in the transaction.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
-------------------------------------------------------------------------

(a)(3)    Exhibits

          (a) The following exhibits are filed as part of this report:

          3.1  Certificate of Incorporation of Delphos Citizens Bancorp, Inc.(1)
          3.2  Bylaws of Delphos Citizens Bancorp, Inc.(1)
          4.0  Stock Certificate of Delphos Citizens Bancorp, Inc.(1)
          10.1 Form of Employment Agreement between Citizens Federal Savings and Loan Bank of Delphos and the President and Chief Executive Officer(1)
          10.2 Form of Employment Agreement between Delphos Citizens Bancorp, Inc. and The President and Chief Executive Officer(1)
          21.0 Subsidiary information is incorporated herein by reference to "Part I- Subsidiary Activities."
          27.0 Financial Data Schedule
          99.0 Independent Auditors Report of Lentol, Violet, Kienitz & Company for the years ended September 30, 1995 and 1994

          (b)  Report on Form 8-K
               None.

------------------------------------
(1) Incorporated herein by reference from the Exhibits to the Registration Statement on Form S-1, as amended, filed on August 22, 1996, Registration No. 333-10639.

CONFORMED  SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DELPHOS CITIZENS BANCORP, INC.



                                      By: /s/ Joseph R. Reinemeyer
                                         ---------------------------------
                                      Joseph R. Reinemeyer
Dated:  December 26, 1996             President, Chief Executive Officer
       ----------------               and Director


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

     Name                    Date                                Date
     ----                    -----                               ----


/s/Joseph R. Reinemeyer                                   December 26, 1996
-----------------------                                   -----------------
Joseph R. Reinemeyer         President, Chief Executive
                             Officer and Director
                             (Principal Executive and
                             Accounting Officer)

/s/Nancy C. Rumschlag                                     December 26, 1996
----------------------                                    -----------------
Nancy C. Rumschlag           Vice President and Director



/s/John F. Helmkamp                                       December 26, 1996
---------------------                                     -----------------
John F. Helmkamp             Director



/s/P. Douglas Harter                                      December 26, 1996
-----------------------                                   -----------------
P. Douglas Harter            Director



/s/Robert L. Dillhoff                                     December 26, 1996
-----------------------                                   -----------------
Robert L. Dillhoff           Director