Form 10-Q
period 1996-12-31
DELPHOS CITIZENS BANCORP INC
filed 1997-02-13
CIK 1021206

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period ended December 31, 1996

Commission File Number 333-10639
                       ---------

                        DELPHOS CITIZENS BANCORP, INC.
                        ------------------------------
            (Exact name of registrant as specified in its charter)

Delaware                                          34-1840187
--------                                          ----------

(State or other jurisdiction of                   (IRS Employer
 incorporation or organization)                    Identification No.)

                   114 East 3rd Street, Delphos, Ohio  45833
                  -------------------------------------------
                   (Address of principal executive offices)

                                (419) 692-2010
                                --------------
             (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes     X     No
      -----       -----

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date.

       Class:                             Outstanding at January 31, 1997
Common stock, $0.01 par value                2,038,719 common shares

--------------------------------------------------------------------------------

                        DELPHOS CITIZENS BANCORP, INC.
                                   FORM 10-Q
                        Quarter ended December 31, 1996


                         Part I - Financial Information





                                                                            Page
                                                                            ----
ITEM 1 - FINANCIAL STATEMENTS

   Consolidated Statements of Financial Condition as of December 31, 1996
   and September 30, 1996..................................................  3

   Consolidated Statements of Income for the three months ended
   December 31, 1996 and 1995..............................................  4

   Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 1996 and 1995.................................  5

   Notes to Consolidated Financial Statements..............................  6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS............................. 11



                          Part II - Other Information

OTHER INFORMATION.......................................................... 14

SIGNATURES................................................................. 15

--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION
                        DELPHOS CITIZENS BANCORP, INC.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                  December 31,   September 30,
                                                      1996            1996
                                                      ----            ----
ASSETS
  Cash and due from banks                         $  1,605,851     $ 1,585,654
  Interest-bearing deposits in other banks          15,786,268       3,109,623
                                                  ------------     -----------
     Cash and cash equivalents                      17,392,119       4,695,277
  Investment securities held to maturity                               500,000
  Mortgage-backed securities available for sale        765,713         777,174
  Mortgage-backed securities held to maturity       12,889,903      13,437,301
  Loans receivable, net                             73,701,941      70,786,851
  Federal Home Loan Bank stock                         791,300         777,700
  Premises and equipment                               673,502         684,754
  Accrued interest receivable                          292,750         293,046
  Other assets                                         100,369         283,194
                                                  ------------     -----------

       Total assets                               $106,607,597     $92,235,297
                                                  ============     ===========

LIABILITIES
  Deposits                                        $ 76,072,133     $79,830,835
  Escrow accounts                                      338,212         206,180
  Accrued interest payable                              27,453          31,295
  Accrued expenses and other liabilities               246,507         741,541
                                                  ------------     -----------
     Total liabilities                              76,684,305      80,809,851
                                                  ------------     -----------

SHAREHOLDERS' EQUITY
  Preferred stock, authorized 1,000,000 shares,
   no shares issued and outstanding
  Common stock, $.01 par value, 4,000,000 shares
   authorized, 2,038,719 shares issued and
    outstanding                                         20,387
  Additional paid-in capital                        19,807,224
  Retained earnings                                 11,640,674      11,443,182
  Obligation under employee stock ownership plan    (1,535,031)
  Unrealized loss on available for sale
   securities, net                                      (9,962)        (17,736)
                                                  ------------     -----------
     Total shareholders' equity                     29,923,292      11,425,446
                                                  ------------     -----------

       Total liabilities and shareholders'
        equity                                    $106,607,597     $92,235,297
                                                  ============     ===========

--------------------------------------------------------------------------------

                See accompanying notes to financial statements.

                         PART I. FINANCIAL INFORMATION
                        DELPHOS CITIZENS BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

--------------------------------------------------------------------------------

                                                           Three Months Ended
                                                              December 31,
                                                              ------------
                                                            1996         1995
                                                            ----         ----
Interest income
  First mortgage loans                                    $1,372,685  $1,236,722
  Consumer and other loans                                    24,391      27,824
  Mortgage-backed and investment securities                  263,030     323,616
  FHLB stock dividends                                        13,684      12,802
  Interest bearing deposits in banks                          79,238      52,306
                                                          ----------  ----------
     Total interest income                                 1,753,028   1,653,270
                                                          ----------  ----------

Interest expense
  Deposits                                                   993,673   1,000,177
                                                          ----------  ----------

Net interest income                                          759,355     653,093

Provision for loan losses                                      3,000
                                                          ----------  ----------

Net interest income after provision for loan
 losses                                                      756,355     653,093
                                                          ----------  ----------

Non-interest income
  Service charges and fees                                    34,444      30,287
  Gain on mortgage-backed securities
   available for sale                                                      8,259
  Other non-interest income                                   12,579       3,760
                                                          ----------  ----------
     Total non-interest income                                47,023      42,306
                                                          ----------  ----------

Non-interest expense
  Compensation and benefits                                  285,346     203,309
  Occupancy and equipment                                     18,329      21,474
  Deposit insurance                                           45,488      43,693
  Franchise taxes                                             43,682      38,569
  Other non-interest expense                                 134,590     106,821
                                                          ----------  ----------
     Total non-interest expense                              527,435     413,866
                                                          ----------  ----------

Income before income tax                                     275,943     281,533

Income tax expense                                            78,450      95,954
                                                          ----------  ----------

Net income                                                $  197,493  $  185,579
                                                          ==========  ==========

Earnings per share subsequent
   to conversion                                          $      .04  $      N/A
                                                          ==========  ==========

--------------------------------------------------------------------------------

                See accompanying notes to financial statements.

                        DELPHOS CITIZENS BANCORP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

--------------------------------------------------------------------------------

                                                       Three Months Ended
                                                           December 31,
                                                           ------------
                                                         1996           1995
                                                         ----           ----
Net cash (used) provided from operating
 activities                                          $   (11,607)  $   188,013

Cash flows used in investing activities
  Mortgage-backed securities available for
   sale
     Proceeds from sales                                               763,370
     Proceeds from principal payments on
      mortgage-backed securities                          23,741        12,095
  Investment and mortgage-backed securities
   held to maturity
     Proceeds from calls, maturities and
      paydowns                                         1,052,107       524,700
  Loan originations net of principal
   payment on loans                                   (2,916,413)   (1,690,484)
  Purchases of premises and equipment                     (1,768)       (6,091)
                                                     -----------   -----------
     Net cash used in investing activities            (1,842,333)     (396,410)
                                                     -----------   -----------

Cash flows from financing activities
  Net change in deposits                              (3,758,702)    2,532,820
  Net increase in mortgage escrow funds                  132,032       113,493
  Net proceeds from sale of stock                     18,177,452
                                                     -----------   -----------
     Net cash from financing activities               14,550,782     2,646,313
                                                     -----------   -----------

Net change in cash and cash equivalents               12,696,842     2,437,916

Cash and cash equivalents at beginning of
 period                                                4,695,277     4,257,072
                                                     -----------   -----------

Cash and cash equivalents at end of period           $17,392,119   $ 6,694,988
                                                     ===========   ===========


Supplemental disclosures of cash flow
 information
  Cash paid during the period for:
     Interest                                        $   997,515   $ 1,003,584
     Taxes                                                20,000       120,000

  Noncash transactions:
     Transfer of mortgage-backed securities to
      available for sale                                           $ 1,607,975

--------------------------------------------------------------------------------

                See accompanying notes to financial statements.

                        DELPHOS CITIZENS BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: These interim financial statements are prepared without
---------------------
audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Delphos Citizens Bancorp, Inc. (Company) and its sole subsidiary, Citizens Bank of Delphos (Bank) at December 31, 1996, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The annual report for the Bank for the year ended September 30, 1996, contains financial statements and related notes which should be read in conjunction with the accompanying unaudited consolidated financial statements.

Effective November 20,1996, Citizens Federal Savings & Loan Association, (Association) converted from a federally chartered mutual savings and loan association to a federally chartered stock savings bank (Citizens Bank of Delphos) with the concurrent formation of a holding company (Delphos Citizens Bancorp, Inc). The conversion was accomplished through an amendment of the Association's articles of incorporation and the sale of the Company's common stock in an amount equal to the pro forma market value of the Association after giving effect to the conversion.

Consolidation Policy:  The consolidated financial statements include the
--------------------
accounts of the Company and the Bank. All significant intercompany transactions and balances have been eliminated.

Industry Segment Information:  The Company is engaged in the business of banking
----------------------------
with operations conducted through its office located in Delphos, Ohio. The Company originates and holds primarily residential and consumer loans to customers throughout the Allen and Van Wert County area in Northwest Ohio. The Company's primary deposit products are interest-bearing checking and certificates of deposit. There are no branch operations.

Use of Estimates in Preparation of Financial Statements:  In preparing financial
-------------------------------------------------------
statements, management must make estimates and assumptions. These estimates and assumptions affect the amounts reported for assets, liabilities, revenues and expenses as well as affecting the disclosures provided. Future results could differ from current estimates.

Areas involving the use of management's estimates and assumptions primarily include the allowance for loan losses, the realization of deferred tax assets, fair value of certain securities and the determination and carrying value of impaired loans.

--------------------------------------------------------------------------------

                                  (Continued)

                        DELPHOS CITIZENS BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


Securities:  The Company classifies securities as held to maturity, trading or
----------
available for sale. Securities classified as held to maturity are those that management has the positive intent and ability to hold to maturity. Securities held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts.

Securities classified as available for sale are those that management intends to sell or that could be sold for liquidity, investment management, or similar reasons, even if there is not a present intention for such a sale. Securities available for sale are carried at fair value with unrealized gains and losses included as a separate component of shareholders' equity, net of tax. Gains or losses on dispositions are based on net proceeds and the adjusted carrying amount of securities sold, using the specific identification method.

Loans Receivable:  Loans receivable are stated at unpaid principal balances,
----------------
less the allowance for loan losses, and net deferred loan origination fees. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the collateral and current economic conditions.

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

On October 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." Under these standards, loans considered to be impaired, as identified according to internal loan review standards, are reduced to the present value of expected future cash flows or to the fair value of collateral by allocating a portion of the allowance for loan losses to such loans. If these allocations cause the allowance for loan losses to require an increase, such an increase will be reported as a provision for loan losses charged to operations. The effect of adopting these standards did not materially affect the allowance for loan losses at October 1, 1995 or for the periods presented.

Management analyzes loans on an individual basis and classifies a loan as impaired when an analysis of the borrower's operating results and financial condition indicates that underlying cash flows are not adequate to meet its debt service requirements. Often this is associated with a delay or shortfall in payments of 30 days or more. Smaller balance homogeneous loans are

--------------------------------------------------------------------------------

                                  (Continued)

                        DELPHOS CITIZENS BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

evaluated for impairment in total. Such loans include residential first mortgage loans secured by one to four family residences, residential construction loans, home equity, and other consumer loans, with balances less than $200,000. Loans are generally moved to non-accrual status when 90 days or more past due. These loans may also be considered impaired.

Impaired loans, or portions thereof, are charged off when deemed uncollectible. The nature of the disclosures for impaired loans is considered generally comparable to prior nonaccrual loans and non-performing and past due asset disclosures. The adoption of SFAS No. 114 had no impact on the comparability of the December 31, 1996 or September 30, 1996 allowance for loan losses to prior periods.

Loan Fees and Costs:  Loan fees and costs are deferred, and are recognized as an
-------------------
adjustment to interest income using the interest method over the contractual life of the loans, adjusted for estimated prepayments based on the Company's historical prepayment experience.

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

Income Taxes: The Company follows the liability method in accounting for income
------------
taxes. The liability method provides that deferred tax assets and liabilities are recorded based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as "temporary differences."

Statement of Cash Flows:  For purposes of this statement, cash and cash
-----------------------
equivalents are defined to include the Company's cash on hand, due from banks and interest-bearing deposits in other banks. The Company reports net cash flows for customer loan transactions, deposit transactions and interest-bearing deposits made with other financial institutions.

Earnings Per Share:  Earnings per common share for the three months ended
------------------
December 31, 1996 was computed based on earnings for the period November 20, 1996 (conversion date), to December 31, 1996, divided by the weighted average number of common shares outstanding for the period. Pro rata earnings based on number of days was $78,253 and weighted average shares outstanding was 1,875,856 for the three months ended December 31, 1996. Earnings per share information for the three months ended December 31, 1995 is not meaningful since the mutual to stock conversion was not consummated until November 20, 1996.
--------------------------------------------------------------------------------

                                  (Continued)

                        DELPHOS CITIZENS BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

--------------------------------------------------------------------------------


NOTE 2 - MORTGAGE-BACKED SECURITIES

Mortgage-backed securities are summarized as follows:

                                       December 31, 1996
                       -------------------------------------------------
                                      Gross        Gross      Estimated
                        Amortized   Unrealized  Unrealized      Fair
                          Cost        Gains       Losses        Value
                       -----------  ----------  -----------  -----------

Held to maturity       $12,889,903    $391,396   $ (55,435)  $13,225,864
Available for sale         780,807       1,664     (16,758)      765,713
                       -----------    --------   ---------   -----------

                       $13,670,710    $393,060   $ (72,193)  $13,991,577
                       ===========    ========   =========   ===========


                                       September 30, 1996
                       -------------------------------------------------
                                      Gross       Gross       Estimated
                        Amortized   Unrealized  Unrealized      Fair
                          Cost        Gains       Losses        Value
                       -----------  ----------  ----------   -----------

Held to maturity       $13,437,301    $347,278   $(111,858)  $13,672,721
Available for sale         804,047                 (26,873)      777,174
                       -----------    --------   ---------   -----------

                       $14,241,348    $347,278   $(138,731)  $14,449,895
                       ===========    ========   =========   ===========

During the year ended September 30, 1996, the Company reclassified mortgage-backed securities with an amortized cost of $1,607,975 from held to maturity to available for sale. The securities were transferred on November 21, 1995, as allowed by the Statement of Financial Accounting Standards No. 115 implementation guide issued by the Financial Accounting Standards Board, with the related unrealized gain of $6,818 recorded net of tax as an increase in retained earnings.

There were no sales of mortgage-backed securities during the three months ended December 31, 1996. Proceeds from the sale of mortgage-backed securities available for sale during the three months ended December 31, 1995 were $763,370. Gross gains of $8,259 were realized on these sales.


--------------------------------------------------------------------------------

                                  (Continued)

                        DELPHOS CITIZENS BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

--------------------------------------------------------------------------------


NOTE 3 - LOANS RECEIVABLE

Loans receivable are summarized as follows:

                                                  December 31,   September 30,
                                                      1996            1996
                                                      ----            ----
 Real estate loans
  One-to four-family                               $64,926,424     $62,282,192
  Multi-family                                       1,478,937       1,505,896
  Commercial real estate                             4,955,078       4,969,530
  Construction and land                              3,584,227       4,871,181
                                                   -----------     -----------
                                                    74,944,666      73,628,799
 Less:
  Mortgage loans in process                         (3,292,944)     (4,709,495)
  Net deferred loan origination fees                   (55,339)        (53,316)
                                                   -----------     -----------
                                                    71,596,383      68,865,988
                                                   -----------     -----------

 Consumer and other loans
  Manufactured homes                                    99,878          63,331
  Home equity loans                                  1,106,347       1,038,780
  Unsecured loans                                      254,912         241,314
  Other consumer loans                                 756,679         680,254
                                                   -----------     -----------
                                                     2,217,816       2,023,679
 Less:  Non-mortgage loans in process                  (14,898)         (8,456)
                                                   -----------     -----------
                                                     2,202,918       2,015,223
                                                   -----------     -----------

 Less:  Allowance for loan losses                      (97,360)        (94,360)
                                                   -----------     -----------

                                                   $73,701,941     $70,786,851
                                                   ===========     ===========

Activity in the allowance for loan losses is summarized as follows:

                                                       Three months ended
                                                           December 31,
                                                       1996            1995
                                                       ----            ----

 Balance at beginning of period                    $    94,360     $    92,360
 Provision charged to income                             3,000               -
 Charge-offs                                                 -               -
                                                   -----------     -----------

 Balance at end of period                          $    97,360     $    92,360
                                                   ===========     ===========

As of and for the periods ended December 31, 1996 and September 30, 1996, there were no impaired loans.

--------------------------------------------------------------------------------

                        DELPHOS CITIZENS BANCORP, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


The following discussion compares the financial condition of Delphos Citizens Bancorp, Inc. (Company) and its sole subsidiary Citizens Savings Bank (Bank) at December 31, 1996 to September 30, 1996 and the results of operations for the three months ended December 31, 1996 and 1995. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.


FINANCIAL CONDITION

Total assets grew $14.4 million, or 15.6% from $92,235,000 at September 30, 1996 to $106,608,000 at December 31, 1996. The growth is primarily attributable to increases in interest-bearing deposits in other banks and loans receivable, partially offset by the maturity and paydowns of investment securities and mortgage backed securities as well as a reduction in deposits. The increase was funded by the net proceeds from the sale of stock due to the conversion from a mutual savings and loan association to a stock state savings bank owned by a stock thrift holding company.

Cash and cash equivalents increased $12.7 million to $17.4 million at December 31, 1996 compared to $4.7 million at September 30, 1996. Interest-bearing deposits in other banks increased $12.7 million from $3.1 million at September 30, 1996 to $15.8 million at December 31, 1996. The increase was primarily due to the funds received from the conversion being invested in short term funds while management analyzed alternative investment opportunities. Ultimately, it is management's intention to utilize a significant portion of the conversion proceeds to fund new loan originations.

During the quarter ended December 31, 1996, the investment security matured and management did not purchase additional debt securities. At December 31, 1996, the Company's mortgage-backed securities portfolio was comprised of FHLMC and GNMA fixed and adjustable rate securities. The net unrealized gain on these securities totaled $321,000 at December 31, 1996. A small portion of this portfolio was classified as available for sale. The remainder of the portfolio was classified as held to maturity as the Company does not anticipate the need to sell these securities in the near future due to the Company's strong liquidity position. Management's strategy emphasizes investment in mortgage-backed securities guaranteed by U.S. government agencies in order to minimize credit risk.

Loans receivable increased $2.9 million, or 4.1%, from $70.8 million at September 30, 1996 to $73.7 million at December 31, 1996. The increase was primarily due to the increase in one- to four-family real estate loans which grew $2.6 million, or 4.2% during the period.

Deposits decreased $3.8 million, or 4.7%, from $79.8 million at September 30, 1996 to $76.1 million at December 31, 1996. Due to the significant amount of funds obtained in the conversion, management allowed some higher cost time deposits to mature by choosing not to match the higher rates offered by certain competitors in the Company's market area.

--------------------------------------------------------------------------------

                                  (Continued)

                        DELPHOS CITIZENS BANCORP, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
FINANCIAL CONDITION (Continued)

Accrued expenses payable and other liabilities decreased approximately $495,000 primarily due to the payment in the forth quarter of the $486,000 SAIF assessment accrued at September 30, 1996.


RESULTS OF OPERATIONS

Net income increased $11,000 from $186,000 for the quarter ended December 31, 1995 to $197,000 for the same period in 1996. The 1996 increase was primarily due to the $106,000 increases in net interest income, partially offset by increases in compensation and benefits and other noninterest expense.

Net interest income increased $106,000, or 16.3%, during the period ended December 31, 1996 as compared to the same period in 1995. The increase was primarily due to the increase in average loans during the 1996 period as compared to the 1995 period, as well as the Company's ability to increase interest earning assets without increasing interest bearing liabilities due to the funds received from the sale of stock. The increase in loan income was partially offset by a reduction in income from mortgage-backed securities due to the decrease in the average balance during the 1996 period as compared to the 1995 period. Management has used paydowns on mortgage-backed securities to fund higher yielding loans. Interest expense decreased slightly in the three months ended December 31, 1996 compared to the same period in 1995, due to a decline in deposits outstanding during the periods.

A provision for loan losses of $3,000 was recorded for the quarter ended December 31, 1996, based on management's assessment of risk factors affecting the allowance for loan losses. The allowance for loan losses was approximately
 .13% of loans, net of deferred and unearned income, as of December 31, 1996 as compared to .14% as of December 31, 1995. Management believes the allowance for loan loss is adequate to absorb potential losses; however, future additions to the allowance may be necessary based on changes in economic conditions.

Non-interest income increased $5,000, or 11.2%, from $42,000 for the quarter ended December 31, 1995 to $47,000 for the same period in 1996. Non-interest expense increased $114,000, or 27.4%, for the quarter ended December 31, 1996 compared to the same period in 1995, primarily due to increases in compensation and benefits expense and other non-interest expense. Compensation and benefits increase $82,000 or 40.4% for the three months ended December 31, 1996 compared to the same period in 1995 primarily due to ESOP expense. An expense of $115,000 was recorded in the first quarter of fiscal 1997 for the ESOP shares released to participants in calendar 1996. No such expense was recorded during the similar period in 1995 as the ESOP was not approved until 1996. The increase in other non-interest expense was primarily attributable to an increase in office supplies related to the change in the name of the subsidiary Bank.


--------------------------------------------------------------------------------

                                  (Continued)

                        DELPHOS CITIZENS BANCORP, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


LIQUIDITY

Federally insured banks are required to maintain minimum levels of liquid assets. The Bank is currently required to maintain an average daily balance of liquid assets of at least 5% of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At December 31, 1996, the Bank was in compliance with this requirement with a liquidity ratio of 15.0%. Management considers this liquidity position adequate to meet its expected needs for the foreseeable future.


CAPITAL RESOURCES

Savings institutions insured by the Federal Deposit Insurance Corporation are required by federal law to meet three regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, placing the institution in receivership or conservatorship.

The following table presents the Bank's compliance with its capital requirements at December 31, 1996:

(Dollars in thousands)

               Tangible Capital        Core Capital       Risk Based Capital
               ----------------        ------------       ------------------
                Amount      %         Amount      %        Amount        %
                ------      -         ------      -        ------        -

Actual        $  20,021     18.8%   $  20,021     18.8%   $  20,118      43.1%
Required          1,599      1.5        3,199      3.0        3,738       8.0
              ---------   ------    ---------   ------    ---------    ------

Excess        $  18,422     17.3%   $  16,822     15.8%   $  16,380      35.1%
              =========   ======    =========   ======    =========    ======

The Bank's tangible capital consists solely of shareholders' equity. Core capital consists of tangible capital plus, through 1996, certain intangible assets, of which the Bank has none. Risk based capital consists of core capital plus general loan loss allowances less certain assets required to be deducted.

At December 31, 1996 the Bank was considered well capitalized under Prompt Corrective Action Regulations.

--------------------------------------------------------------------------------

                        DELPHOS CITIZENS BANCORP, INC.
                                   FORM 10-Q
                        Quarter ended December 31, 1996
                          PART II - OTHER INFORMATION

--------------------------------------------------------------------------------

Item 1- 5 are not applicable.

Item 6-  Exhibits and Reports on Form 8-K:
         (a)Exhibits

         Exhibit
         Number                    Description
         -------                   -----------

            3.1    Certificate of Incorporation of Delphos Citizens Bancorp,
                   Inc. (1)

            3.2    Bylaws of Delphos Citizens Bancorp, Inc. (1)

            4.0    Stock Certificate of Delphos Citizens Bancorp, Inc. (1)

            27     Financial Data Schedule (2)

         (b) No current reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.


         (1) Incorporated herein by reference from the Exhibits to the Registration Statement on Form S-1, as amended, filed on August 22, 1996, Registration No. 333-10639
         (2) Filed only in electronic format pursuant to Item 601(b)(27) of Regulation S-K.


--------------------------------------------------------------------------------

                        DELPHOS CITIZENS BANCORP, INC.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     DELPHOS CITIZENS BANCORP INC.
                                     -----------------------------
                                     (Registrant)



Date: February 12, 1997              /s/Joseph R. Reinemeyer
     ------------------------        ---------------------------
                                     Joseph R. Reinemeyer
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)



--------------------------------------------------------------------------------