Form 10-K405/A
period 1996-09-30
DELPHOS CITIZENS BANCORP INC
filed 1997-04-03
CIK 1021206

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A

                   Annual report pursuant to Section 13 of the Securities Exchange Act of 1934, as amended

                  For the fiscal year ended September 30, 1996

                          Commission File No.: 1-12141

                         DELPHOS CITIZENS BANCORP, INC.
             (exact name of registrant as specified in its charter)

         DELAWARE                                           34-1840187
-------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer I.D. No.)
incorporation or organization)


                   114 East 3rd Street, Delphos, Ohio 45833
-------------------------------------------------------------------------------
                   (Address of principal executive offices)


       Registrant's telephone number, including area code: (419) 692-2010
        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:


                     Common Stock, par value $0.01 per share
                                (Title of class)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X      No      .
                                              ------     ------

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. |X|

      The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than the directors and executive officers of the registrant, was $21,486,100, based upon the last sales price as quoted on The Nasdaq Stock Market for December 16, 1996.

      The number of shares of Common Stock outstanding as of December 16, 1996:
2,038,719.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------

(a)(3) Exhibits

       (a)   The following exhibits are filed as part of this report:

        3.1  Certificate of Incorporation of Delphos Citizens Bancorp, Inc. (1)
        3.2  Bylaws of Delphos Citizens Bancorp, Inc. (1)
        4.0  Stock Certificate of Delphos Citizens Bancorp, Inc.(1)
       10.1 Form of Employment Agreement between Citizens Federal Savings and Loan Bank of Delphos and the President and Chief Executive Officer
             (1)
       10.2 Form of Employment Agreement between Delphos Citizens Bancorp, Inc. and The President and Chief Executive Officer(1)
       16.0  Letter re Change in Certifying Accountant
       21.0 Subsidiary information is incorporated herein by reference to "Part I - Subsidiary Activities."
       27.0  Financial Data Schedule
       99.0 Independent Auditors Report of Lentol, Violet, Kienitz & Company for the years ended September 30, 1995 and 1994

      (b)   Report on Form 8-K
            None.

----------------------------
(1) Incorporated herein by reference from the Exhibits to the Registration Statement on Form S-1, as amended, filed on August 22, 1996, Registration No. 333-10639.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                DELPHOS CITIZENS BANCORP, INC.


                                   /s/ Joseph R. Reinemeyer
                                By:------------------------------------
                                   Joseph R. Reinemeyer
Dated: April 3, 1997               President, Chief Executive Officer
                                   and Director