Form 10-Q
period 1997-03-31
DELPHOS CITIZENS BANCORP INC
filed 1997-05-13
CIK 1021206

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period ended March 31, 1997

Commission File Number 1-12141
                       ---------

                        DELPHOS CITIZENS BANCORP, INC.
                        ------------------------------
            (Exact name of registrant as specified in its charter)

Delaware                                                     34-1840187
--------                                                     ----------

(State or other  jurisdiction of                            (IRS Employer
 incorporation or organization)                          Identification No.)

                   114 East 3rd Street, Delphos, Ohio  45833
                   -----------------------------------------
                    (Address of principal executive offices)

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

Yes    X     No
     ------      ------

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date.

         Class:                                  Outstanding at April 30, 1997
Common stock, $0.01 par value                       2,038,719 common shares





--------------------------------------------------------------------------------

                         DELPHOS CITIZENS BANCORP, INC.

                                    FORM 10-Q
                          Quarter ended March 31, 1997


                         Part I - Financial Information











                                                                           Page
                                                                           ----
ITEM 1 - FINANCIAL STATEMENTS

    Consolidated Statements of Financial Condition as of March 31, 1997
    and September 30, 1996 .............................................    3

    Consolidated Statements of Income for the three and six months ended
    March 31, 1997 and 1996..............................................   4

    Condensed Consolidated Statements of Cash Flows for the three and six
    months ended March 31, 1997 and 1996.................................   6

    Notes to Consolidated Financial Statements ..........................   7


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS .........................  14



                         Part II - Other Information

OTHER INFORMATION .......................................................  17

SIGNATURES  .............................................................  18






--------------------------------------------------------------------------------

                                PART I. FINANCIAL INFORMATION
                                DELPHOS CITIZENS BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                       (Unaudited)

-------------------------------------------------------------------------------------------

                                                                 March 31,    September 30,
                                                                   1997           1996
                                                                   ----           ----
ASSETS
   Cash and due from banks                                     $  1,770,694    $ 1,585,654
   Interest-bearing deposits in other banks                       8,683,064      3,109,623
                                                               ------------    -----------
      Cash and cash equivalents                                  10,453,758      4,695,277
   Investment securities held to maturity                         4,988,456        500,000
   Mortgage-backed  securities available for sale                   745,328        777,174
   Mortgage-backed securities held to maturity                   12,485,496     13,437,301
   Loans receivable, net                                         76,393,536     70,786,851
   Federal Home Loan Bank stock                                     805,200        777,700
   Premises and equipment                                           673,273        684,754
   Accrued interest receivable                                      401,754        293,046
   Other assets                                                     124,793        283,194
                                                               ------------    -----------
         Total assets                                          $107,071,594    $92,235,297
                                                               ============    ===========

LIABILITIES
   Deposits                                                    $ 76,003,516    $79,830,835
   Escrow accounts                                                  214,509        206,180
   Accrued interest payable                                          39,125         31,295
   Accrued expenses and other liabilities                           463,721        741,541
                                                               ------------    -----------
      Total liabilities                                          76,720,871     80,809,851
                                                               ------------    -----------

SHAREHOLDERS' EQUITY
   Preferred stock, authorized 1,000,000 shares, no shares
     issued and outstanding
   Common stock, $.01 par value, 4,000,000 shares
    authorized, 2,038,719 shares issued and outstanding              20,387
   Additional paid-in capital                                    19,725,124
   Retained earnings                                             12,137,926     11,443,182
   Obligation under employee stock ownership plan                (1,511,046)
   Unrealized loss on available for sale  securities,  net          (21,668)       (17,736)
                                                               ------------    -----------
      Total shareholders' equity                                 30,350,723     11,425,446
                                                               ------------    -----------

         Total liabilities and shareholders' equity            $107,071,594    $92,235,297
                                                               ============    ===========




-------------------------------------------------------------------------------------------

                     See accompanying notes to financial statements.



                             DELPHOS CITIZENS BANCORP, INC.
                            CONSOLIDATED STATEMENTS OF INCOME
                                      (Unaudited)

------------------------------------------------------------------------------------------

                                        Three Months Ended          Six months ended
                                             March 31,                  March 31,
                                             ---------                  ---------
                                         1997         1996         1997           1996
                                         ----         ----         ----           ----
INTEREST INCOME
   First mortgage loans             $ 1,420,744   $ 1,255,268   $ 2,793,429    $ 2,491,990
   Consumer and other loans              26,687        23,582        51,078         51,406
   Mortgage-backed and
    investment securities               300,184       299,483       563,214        623,099
   FHLB stock dividends                  13,923        13,029        27,607         25,831
   Interest bearing deposits            172,570        70,984       251,808        123,290
                                    -----------   -----------   -----------    -----------
      Total interest income           1,934,108     1,662,346     3,687,136      3,315,616
                                    -----------   -----------   -----------    -----------

INTEREST EXPENSE
   Deposits                             893,990     1,009,092     1,887,663      2,009,269
                                    -----------   -----------   -----------    -----------

NET INTEREST INCOME                   1,040,118       653,254     1,799,473      1,306,347

Provision for loan losses                 3,000                       6,000
                                    -----------   -----------   -----------    -----------

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES            1,037,118       653,254     1,793,473      1,306,347
                                    -----------   -----------   -----------    -----------

NON-INTEREST INCOME
   Service charges and fees              41,037        66,969        75,481         97,256
   Gain on mortgage-backed
     securities available for sale                                                   8,259
   Other non-interest income             11,139         7,339        23,718         11,099
                                    -----------   -----------   -----------    -----------
      Total non-interest income          52,176        74,308        99,199        116,614
                                    -----------   -----------   -----------    -----------

NON-INTEREST EXPENSE
   Compensation and benefits            175,166       128,368       460,513        331,677
   Occupancy and equipment               23,711        23,588        42,040         45,062
   Deposit insurance                      2,880        43,757        48,368         87,450
   Franchise taxes                       45,100        42,270        88,782         80,839
   Other non-interest expense           151,560       111,380       286,149        218,201
                                    -----------   -----------   -----------    -----------
      Total non-interest expense        398,417       349,363       925,852        763,229
                                    -----------   -----------   -----------    -----------




------------------------------------------------------------------------------------------

                                      (Continued)



                             DELPHOS CITIZENS BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
                                      (Unaudited)

----------------------------------------------------------------------------------------

                                        Three Months Ended          Six months ended
                                             March 31,                  March 31,
                                             ---------                  ---------
                                         1997         1996         1997           1996
                                         ----         ----         ----           ----
INCOME BEFORE INCOME TAX            $ 690,877     $   378,199   $ 966,820     $  659,732

Income tax expense                    193,625         100,200     272,075        196,154
                                    ---------     -----------   ---------     ----------


NET INCOME                          $ 497,252     $   277,999   $ 694,745     $  463,578
                                    =========     ===========   =========     ==========


Earnings per share subsequent
  to conversion                     $   .27             N/A     $    .31      $     N/A
                                    =========     ===========   =========     ==========





----------------------------------------------------------------------------------------

                    See accompanying notes to financial statements.


                                  DELPHOS CITIZENS BANCORP, INC.
                        CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS
                                         (Unaudited)

---------------------------------------------------------------------------------------------


                                                                       Six Months Ended
                                                                           March 31,
                                                                           ---------
                                                                     1997            1996
                                                                     ----            ----

NET CASH (USED) PROVIDED FROM OPERATING ACTIVITIES               $    627,764     $   542,674

CASH FLOWS USED IN INVESTING ACTIVITIES
   Mortgage-backed securities available for sale
      Proceeds from sales                                                             763,370
      Proceeds from principal payments on mortgage-
       backed securities                                               26,358          24,190
   Investment and mortgage-backed securities held to
    maturity
      Proceeds from calls, maturities and paydowns                  1,461,881       1,293,180
      Purchase of securities held to maturity                      (4,985,938)
   Loan originations net of principal payment on loans             (5,625,845)     (4,639,126)
   Purchases of premises and equipment                                (13,316)         (8,942)
                                                                 ------------     -----------
      Net cash used in investing activities                        (9,136,860)     (2,567,328)
                                                                 ------------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net change in deposits                                          (3,827,319)      3,131,354
   Net increase in mortgage escrow funds                                8,329         (24,237)
   Net proceeds from sale of stock                                 18,086,567
                                                                 ------------     -----------
      Net cash from financing activities                           14,267,577       3,107,117
                                                                 ------------     -----------

Net change in cash and cash equivalents                             5,758,481       1,082,463

Cash and cash equivalents at beginning of period                    4,695,277       4,257,072
                                                                 ------------     -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 10,453,758     $ 5,339,535
                                                                 ============     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  CASH PAID DURING THE PERIOD FOR:
      Interest                                                   $  1,879,833     $ 2,013,605
      Taxes                                                            20,000         120,000

  NONCASH TRANSACTIONS:
      Transfer of mortgage-backed securities to
       available for sale                                                         $ 1,607,975


---------------------------------------------------------------------------------------------

                        See accompanying notes to financial statements.

                        DELPHOS CITIZENS BANCORP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:  These  interim  financial statements are prepared
---------------------
without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Delphos Citizens Bancorp, Inc. (Company) and its sole subsidiary, Citizens Bank of Delphos (Bank) at March 31, 1997, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The annual report for the Bank for the year ended September 30, 1996, contains financial statements and related notes which should be read in conjunction with the accompanying unaudited consolidated financial statements.

Effective November 20, 1996, Citizens Federal Savings & Loan Association, (Association) converted from a federally chartered mutual savings and loan association to a federally chartered stock savings bank (Citizens Bank of Delphos) with the concurrent formation of a holding company (Delphos Citizens Bancorp, Inc.). The conversion was accomplished through an amendment of the Association's articles of incorporation and the sale of the Company's common stock in an amount equal to the pro forma market value of the Association after giving effect to the conversion.

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

--------------------------------------------------------------------------------

                                   Continued

                           DELPHOS CITIZENS BANCORP, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

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

--------------------------------------------------------------------------------

                                   Continued

                        DELPHOS CITIZENS BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (Unaudited)

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

Impaired loans, or portions thereof, are charged off when deemed uncollectible. The nature of the disclosures for impaired loans is considered generally comparable to prior nonaccrual loans and non-performing and past due asset disclosures. The adoption of SFAS No. 114 had no impact on the comparability of the March 31, 1997 or September 30, 1996 allowance for loan losses to prior periods.

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

Income Taxes:  The Company follows the liability method in accounting for
------------
income taxes. The liability method provides that deferred tax assets and liabilities are recorded based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as "temporary differences."

Statement of Cash Flows:  For purposes of this statement, cash and cash
-----------------------
equivalents are defined to include the Company's cash on hand, due from banks and interest-bearing deposits in other banks. The Company reports net cash flows for customer loan transactions, deposit transactions and interest-bearing deposits made with other financial institutions.






--------------------------------------------------------------------------------

                                   Continued

                        DELPHOS CITIZENS BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (Unaudited)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share:  Earnings per common share for the three and six months
------------------
ended March 31, 1997 was computed based on earnings for the period November
20, 1996 (conversion date), to March 31, 1997, divided by the weighted average number of common shares outstanding for the period. Pro rata earnings based on number of days was $497,252 and weighted average shares outstanding was 1,886,042 for the three months ended March 31, 1997. Pro rata earnings based on number of days was $575,505 and weighted average shares outstanding was 1,880,856 for the six months ended March 31, 1997. Earnings per share information for the three and six months ended March 31, 1996 is not meaningful since the mutual to stock conversion was not consummated until November 20, 1996.


































--------------------------------------------------------------------------------

                                   Continued

                        DELPHOS CITIZENS BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (Unaudited)

--------------------------------------------------------------------------------

NOTE 2 - INVESTMENT AND MORTGAGE-BACKED SECURITIES

Securities are summarized as follows:


                                              March 31, 1997
                         -------------------------------------------------------
                                             Gross       Gross        Estimated
                            Amortized     Unrealized   Unrealized        Fair
                              Cost           Gains       Losses          Value
                              ----           -----       ------          -----
AVAILABLE FOR SALE:
Mortgage-backed
    securities            $   778,158                $  (32,830)    $   745,328

HELD TO MATURITY:
U.S. Treasury securities    4,988,456                   (12,656)      4,975,800
Mortgage-backed
   securities              12,485,496   $  358,901     (139,118)     12,705,279
                          -----------   ----------   -----------    -----------

                          $18,252,110   $  358,901   $ (184,604)    $18,426,407
                          ===========   ==========   ===========    ===========



                                            September 30, 1996
                         -------------------------------------------------------
                                             Gross       Gross        Estimated
                            Amortized     Unrealized   Unrealized        Fair
                              Cost           Gains       Losses          Value
                              ----           -----       ------          -----
AVAILABLE FOR SALE:
Mortgage-backed
   securities             $   804,047                $  (26,873)    $   777,174

HELD TO MATURITY:
FHLB debt security            500,000                                   500,000
Mortgage-backed
   securities              13,437,301   $  347,278     (111,858)     13,672,721
                          -----------   ----------  ------------    -----------

                          $14,741,348   $  347,278   $ (138,731)    $14,949,895
                          ===========   ==========   ===========    ===========

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




--------------------------------------------------------------------------------

                                   Continued

                        DELPHOS CITIZENS BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (Unaudited)

--------------------------------------------------------------------------------

NOTE 2 -  INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)

There were no sales of mortgage-backed securities during the three and six months ended March_31, 1997. Proceeds from the sale of mortgage-backed securities available for sale during the three and six months ended March 31, 1996 were $763,370. Gross gains of $8,259 were realized on these sales.

NOTE 3 - LOANS RECEIVABLE


Loans receivable are summarized as follows:         March 31,   September 30,
                                                      1997         1996
                                                      ----         ----

Real estate loans
   One- to four-family                           $ 67,363,953  $ 62,282,192
   Multi-family                                     1,333,572     1,505,896
   Commercial real estate                           5,562,807     4,969,530
   Construction and land                            2,829,169     4,871,181
                                                 ------------  ------------
                                                   77,089,501    73,628,799
Less:
   Mortgage loans in process                       (2,804,369)   (4,709,495)
   Net deferred loan origination fees                 (66,476)      (53,316)
                                                 ------------  ------------
                                                   74,218,656    68,865,988
                                                 ------------  ------------
Consumer and other loans
   Manufactured homes                                  98,023        63,331
   Home equity loans                                1,105,973     1,038,780
   Unsecured loans                                    255,487       241,314
   Other consumer loans                               818,373       680,254
                                                 ------------  ------------
                                                    2,277,856     2,023,679
Less:  Non-mortgage loans in process                   (2,616)       (8,456)
                                                 ------------  ------------
                                                    2,275,240     2,015,223
                                                 ------------  ------------

Less:  Allowance for loan losses                     (100,360)      (94,360)
                                                 ------------  ------------

                                                 $ 76,393,536  $ 70,786,851
                                                 ============  ============




--------------------------------------------------------------------------------

                                   Continued

                        DELPHOS CITIZENS BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (Unaudited)

--------------------------------------------------------------------------------


NOTE 3 - LOANS RECEIVABLE (Continued)

Activity in the allowance for loan losses is summarized as follows:

                                                            Six months ended
                                                                March 31,
                                                            1997         1996
                                                            ----         ----

    Balance at beginning of period                       $  94,360     $ 92,360
    Provision charged to income                              6,000            -
    Charge-offs                                                  -            -
                                                         ---------     --------
    Balance at end of period                             $ 100,360     $ 92,360
                                                         =========     ========



As of and for the periods ended March 31, 1997 and September 30, 1996, there were no impaired loans.






--------------------------------------------------------------------------------

                        DELPHOS CITIZENS BANCORP, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

The following discussion compares the financial condition of Delphos Citizens Bancorp, Inc. (Company) and its sole subsidiary Citizens Savings Bank (Bank) at March 31, 1997 to September 30, 1996 and the results of operations for the three and six months ended March 31, 1997 and 1996. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets grew $14.8 million, or 16.1% from $92,235,000 at September 30, 1996 to $107,072,000 at March 31, 1997. The growth is primarily attributable to increases in interest-bearing deposits in other banks, investment securities held to maturity and loans receivable, partially offset by the paydowns of mortgage backed securities as well as a reduction in deposits. The increase was funded by the net proceeds from the sale of stock due to the conversion from a mutual savings and loan association to a stock savings bank owned by a stock thrift holding company.

Cash and cash equivalents increased $5.8 million to $10.5 million at March 31, 1997 compared to $4.7 million at September 30, 1996. Interest-bearing deposits in other banks increased $5.6 million from $3.1 million at September 30, 1996 to $8.7 million at March 31, 1997. The increase was primarily due to the portion of the funds received from the conversion which were invested in short term funds. Ultimately, it is management's intention to utilize a significant portion of the conversion proceeds to fund new loan originations.

During the quarter ended March 31, 1997, a portion of the conversion proceeds were utilized to purchase a held to maturity security. At March 31, 1997, the Company's mortgage-backed securities portfolio was comprised of FHLMC and GNMA fixed and adjustable rate securities. The net unrealized gain on these securities totaled $220,000 at March 31, 1997. A small portion of this portfolio was classified as available for sale. The remainder of the portfolio was classified as held to maturity as the Company does not anticipate the need to sell these securities in the near future due to the Company's strong liquidity position. Management's strategy emphasizes investment in mortgage-backed securities guaranteed by U.S. government agencies in order to minimize credit risk.

Loans receivable increased $5.6 million, or 7.9%, from $70.8 million at September 30, 1996 to $76.4 million at March 31, 1997. The increase was primarily due to the increase in one- to four-family real estate loans which grew $5.1 million, or 8.2% during the period.

Deposits decreased $3.8 million, or 4.8%, from $79.8 million at September 30, 1996 to $76.0 million at March 31, 1997. Due to the significant amount of funds obtained in the conversion, management allowed some higher cost time deposits to mature by choosing not to match the higher rates offered by certain competitors in the Company's market area.


--------------------------------------------------------------------------------
                                   (Continued)

                        DELPHOS CITIZENS BANCORP, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Net income increased $219,000 from $278,000 for the quarter ended March 31, 1996 to $497,000 for the same period in 1997. Net income increased $231,000 from $464,000 for the year to date period ended March 31, 1996 to $695,000 for the same period in 1997. The 1997 increase was primarily due to the increase in net interest income, partially offset by increases in compensation and benefits and other noninterest expense.

Net interest income increased $387,000, or 59.2%, during the quarter ended March 31, 1997 and $493,000 or 37.8% during the six months ended March 31, 1997 compared to the same periods in 1996. The increases were primarily due to the increases in average loans during the 1997 periods as compared to the 1996 periods, as well as the Company's ability to increase interest earning assets without increasing interest bearing liabilities due to the funds received from the sale of stock. The increase in loan income was partially offset by a reduction in income from mortgage-backed securities due to the decrease in the average balance during the 1997 period as compared to the 1996 period. Management has used paydowns on mortgage-backed securities to fund higher yielding loans. Interest expense decreased in the three and six months ended March 31, 1997 compared to the same period in 1996, due to a decline in deposits outstanding during the periods.

A provision for loan losses of $3,000 and $6,000 was recorded for the three and six months ended March 31, 1997, respectively, based on management's assessment of risk factors affecting the allowance for loan losses. The allowance for loan losses was approximately .13% of loans, net of deferred and unearned income, as of March 31, 1997 and September 30, 1996. Management believes the allowance for loan loss is adequate to absorb potential losses; however, future additions to the allowance may be necessary based on changes in economic conditions.

Non-interest income decreased $22,000, or 29.8%, from $74,000 for the quarter ended March 31, 1996 to $52,000 for the same period in 1997. Non-interest income decreased $17,000, or 14.9%, from $117,000 for the six months ended March 31, 1996 to $99,000 for the same period in 1997.

Non-interest expense increased $49,000, or 14.0%, for the quarter ended March 31, 1997 and $163,000 or 21.3% for the six months ended March 31, 1997 compared to the similar periods in 1996. The increases were primarily due to increases in compensation and benefits expense and other non-interest expense. Compensation and benefits increased $47,000 or 36.5% for the three months ended March 31, 1997, and increased $129,000 or 38.8% for the six months ended March 31, 1997, compared to the same periods in 1996 primarily due to ESOP expense. An expense was recorded in fiscal 1997 for the ESOP shares released to participants. No such expense was recorded during the similar periods in 1996 as the ESOP was not approved until the fourth quarter of 1996. The increase in other non-interest expense was primarily attributable to an increase in office supplies related to the change in the name of the subsidiary Bank.


--------------------------------------------------------------------------------
                                   (Continued)

                        DELPHOS CITIZENS BANCORP, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

LIQUIDITY

Federally insured banks are required to maintain minimum levels of liquid assets. The Bank is currently required to maintain an average daily balance of liquid assets of at least 5% of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At March 31, 1997, the Bank was in compliance with this requirement with a liquidity ratio of 14.7%. Management considers this liquidity position adequate to meet its expected needs for the foreseeable future.


CAPITAL RESOURCES

Savings institutions insured by the Federal Deposit Insurance Corporation are required by federal law to meet three regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, placing the institution in receivership or conservatorship.

The following table presents the Bank's compliance with its capital requirements at March 31, 1997:


(Dollars in thousands)

            Tangible   Capital        Core Capital        Risk Based Capital
            ------------------        ------------        ------------------
             Amount       %         Amount         %        Amount        %
             ------      --         ------        --        ------       --
Actual     $   20,429    20.0%    $    20,429    20.0%    $   20,529    43.7%
Required        1,530     1.5           3,061     3.0          3,759     8.0
           ----------  ------     -----------  ------     ----------  ------

Excess     $   18,899    18.5%    $    17,368    17.0%    $   16,770    35.7%
           ==========  ======     ===========  ======     ==========  ======



The Bank's tangible capital consists solely of shareholders' equity. Core capital consists of tangible capital plus certain intangible assets, of which the Bank has none. Risk based capital consists of core capital plus general loan loss allowances less certain assets required to be deducted.

At March 31, 1997 the Bank was considered well capitalized under Prompt Corrective Action Regulations.

--------------------------------------------------------------------------------

                        DELPHOS CITIZENS BANCORP, INC.
                                   FORM 10-Q
                         Quarter ended March 31, 1997
                         PART II - OTHER INFORMATION

--------------------------------------------------------------------------------

Items  1-  5 are not applicable.

Item 6 -    Exhibits and Reports on Form 8-K:
            (a) Exhibits

            Exhibit
            Number         Description
            ------         -----------

             3.1 Certificate of Incorporation of Delphos Citizens Bancorp, Inc. (1)

             3.2      Bylaws of Delphos Citizens Bancorp, Inc. (1)

             4.0      Stock Certificate of Delphos Citizens Bancorp, Inc. (1)

             27       Financial Data Schedule (2)

            (b) No current reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997.




            (1) Incorporated herein by reference from the Exhibits to the
                Registration Statement on Form S-1, as amended, filed on August 22, 1996, Registration No. 333-10639.
            (2) Filed only in  electronic  format  pursuant  to Item 601(b)(27)
                of Regulation S-K.




--------------------------------------------------------------------------------



                                                                             17.

                        DELPHOS CITIZENS BANCORP, INC.

                                  SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           DELPHOS CITIZENS BANCORP, INC.
                                           ------------------------------
                                           (Registrant)



Date:  May 12, 1997                        /s/Joseph R. Reinemeyer
     -------------------------------       ------------------------------
                                           Joseph R. Reinemeyer
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)





















--------------------------------------------------------------------------------