Form 10-Q
period 1997-06-30
DELPHOS CITIZENS BANCORP INC
filed 1997-08-13
CIK 1021206

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period ended June 30, 1997

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

                    114 East 3rd Street, Delphos, Ohio 45833
                    ----------------------------------------
                    (Address of principal executive offices)

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

         Class:                                   Outstanding at July 31, 1997
Common stock, $0.01 par value                       2,038,719 common shares


--------------------------------------------------------------------------------

                         DELPHOS CITIZENS BANCORP, INC.
                                    FORM 10-Q
                           Quarter ended June 30, 1997


                         Part I - Financial Information






                                                                           Page
                                                                           ----
ITEM 1 - FINANCIAL STATEMENTS

      Consolidated Statements of Financial Condition as of
      June 30, 1997 and September 30, 1996 ............................      3

      Consolidated Statements of Income for the three and
      nine months ended June 30, 1997 and 1996.........................      4

      Condensed Consolidated Statements of Cash Flows for
      the three and nine months ended June 30, 1997 and 1996...........      6

      Notes to Consolidated Financial Statements ......................      7



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS........................     14



                           Part II - Other Information

OTHER INFORMATION......................................................     17

SIGNATURES ............................................................     18








--------------------------------------------------------------------------------




                          PART I. FINANCIAL INFORMATION
                          DELPHOS CITIZENS BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)


-------------------------------------------------------------------------------------------------------------------

                                                                                  June 30,            September 30,
                                                                                    1997                  1996
                                                                                    ----                  ----

ASSETS
     Cash and due from banks                                                 $       1,578,478    $       1,585,654
     Interest-bearing deposits in other banks                                        6,413,677            3,109,623
                                                                             -----------------    -----------------
         Cash and cash equivalents                                                   7,992,155            4,695,277
     Investment securities held to maturity                                          4,992,276              500,000
     Mortgage-backed  securities available for sale                                    737,875              777,174
     Mortgage-backed securities held to maturity                                    11,947,810           13,437,301
     Loans receivable, net                                                          79,470,154           70,786,851
     Federal Home Loan Bank stock                                                      819,000              777,700
     Premises and equipment                                                            667,245              684,754
     Accrued interest receivable                                                       412,402              293,046
     Other assets                                                                      127,112              283,194
                                                                             -----------------    -----------------

              Total assets                                                   $     107,166,029    $      92,235,297
                                                                             =================    =================

LIABILITIES
     Deposits                                                                $      75,929,943    $      79,830,835
     Escrow accounts                                                                   266,191              206,180
     Accrued interest payable                                                           21,858               31,295
     Accrued expenses and other liabilities                                            511,582              741,541
                                                                             -----------------    -----------------
         Total liabilities                                                          76,729,574           80,809,851
                                                                             -----------------    -----------------

SHAREHOLDERS' EQUITY
     Preferred stock, authorized 1,000,000 shares, no shares
       issued and outstanding
     Common stock, $.01 par value, 4,000,000 shares
       authorized, 2,038,719 shares issued and outstanding                              20,387
     Additional paid-in capital                                                     19,737,494
     Retained earnings                                                              12,586,459           11,443,182
     Treasury stock                                                                   (413,000)
     Obligation under employee stock ownership plan                                 (1,487,061)
     Unrealized loss on available for sale securities, net                              (7,824)             (17,736)
                                                                             ------------------   ------------------
         Total shareholders' equity                                                 30,436,455           11,425,446
                                                                             -----------------    -----------------

              Total liabilities and shareholders' equity                     $     107,166,029    $      92,235,297
                                                                             =================    =================


--------------------------------------------------------------------------------

                    See accompanying notes to financial statements.



                         DELPHOS CITIZENS BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------
                                                      Three Months Ended                  Nine months ended
                                                          June 30,                           June 30,
                                                          --------                           --------
                                                   1997               1996               1997             1996
                                                   ----               ----               ----             ----
INTEREST INCOME
     First mortgage loans                   $     1,483,357    $    1,295,694     $    4,276,786    $     3,787,684
     Consumer and other loans                        30,020            23,341             81,098             74,747
     Mortgage-backed and
       investment securities                        315,863           287,660            879,077            910,759
     FHLB stock dividends                            13,898            13,077             41,505             38,908
     Interest bearing deposits                      115,995            57,949            367,803            181,239
                                            ---------------    --------------     --------------    ---------------
         Total interest income                    1,959,133         1,677,721          5,646,269          4,993,337
                                            ---------------    --------------     --------------    ---------------

INTEREST EXPENSE
     Deposits                                       923,732           988,355          2,811,395          2,997,624
                                            ---------------    --------------     --------------    ---------------

NET INTEREST INCOME                               1,035,401           689,366          2,834,874          1,995,713

Provision for loan losses                             3,000                -               9,000                 -
                                            ---------------    --------------     --------------    ---------------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                       1,032,401           689,366          2,825,874          1,995,713
                                            ---------------    --------------     --------------    ---------------

NON-INTEREST INCOME
     Service charges and fees                        50,634            53,723            126,115            150,978
     Gain on mortgage-backed
       securities available for sale                                       -                                  8,259
     Other non-interest income                        1,192             8,847             24,910             19,947
                                            ---------------    --------------     --------------    ---------------
         Total non-interest income                   51,826            62,570            151,025            179,184
                                            ---------------    --------------     --------------    ---------------

NON-INTEREST EXPENSE
     Compensation and benefits                      202,640           152,745            663,153            484,422
     Occupancy and equipment                         25,038            22,359             67,078             67,421
     Deposit insurance                               13,629            45,250             61,997            132,700
     Franchise taxes                                 43,209            42,741            131,991            123,580
     Other non-interest expense                     171,803            95,149            457,952            313,350
                                            ---------------    --------------     --------------    ---------------
         Total non-interest expense                 456,319           358,244          1,382,171          1,121,473
                                            ---------------    --------------     --------------    ---------------


--------------------------------------------------------------------------------

                                   (Continued)



                              DELPHOS CITIZENS BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
                                        (Unaudited)


--------------------------------------------------------------------------------------------------------------------

                                                     Three Months Ended                  Nine Months Ended
                                                          June 30,                           June 30,
                                                          --------                           --------



                                                   1997               1996             1997              1996
                                                   ----               ----             ----              ----

INCOME BEFORE INCOME TAX                    $       627,908    $      393,692     $    1,594,728    $     1,053,424

Income tax expense                                  179,375           103,800            451,450            299,954
                                            ---------------    --------------     --------------    ---------------


NET INCOME                                  $       448,533    $      289,892     $    1,143,278    $       753,470
                                            ===============    ==============     ==============    ===============


Earnings per share subsequent
  to conversion                             $        .24       $      N/A         $       .55       $       N/A
                                            ============       ==============     ===========       ===============










--------------------------------------------------------------------------------

                     See accompanying notes to financial statements.


                         DELPHOS CITIZENS BANCORP, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------

                                                                                          Nine Months Ended
                                                                                                June 30
                                                                                       1997                1996
                                                                                       ----                ----

NET CASH (USED) PROVIDED FROM OPERATING ACTIVITIES                              $     1,120,637     $       645,858

CASH FLOWS USED IN INVESTING ACTIVITIES
     Mortgage-backed securities available for sale

         Proceeds from sales                                                                                763,370
         Proceeds from principal payments on mortgage-
           backed securities                                                             54,801              36,284
     Investment and mortgage-backed securities held to
       maturity
         Proceeds from calls, maturities and paydowns                                 2,004,808           1,854,673
         Purchase of securities held to maturity                                     (4,985,938)                  -
     Loan originations net of principal payment on loans                             (8,710,692)         (5,835,280)
     Purchases of premises and equipment                                                (19,424)            (10,392)
                                                                                ----------------   -----------------
         Net cash used in investing activities                                      (11,656,445)         (3,191,345)
                                                                                ----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                          (3,900,892)          2,504,020
     Net increase in mortgage escrow funds                                               60,011              78,954
     Net proceeds from sale of stock                                                 18,086,567
     Purchase treasury stock                                                           (413,000)
                                                                                ----------------   ----------------
         Net cash from financing activities                                          13,832,686           2,582,974
                                                                                ---------------    ----------------

Net change in cash and cash equivalents                                               3,296,878              37,487

Cash and cash equivalents at beginning of period                                      4,695,277           4,257,072
                                                                                ---------------    ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $     7,992,155    $      4,294,559
                                                                                ===============    ================

SUPPLEMENTAL  DISCLOSURES OF CASH FLOW  INFORMATION
  CASH PAID DURING THE PERIOD FOR:
         Interest                                                               $     2,820,832    $      2,995,153
         Taxes                                                                          242,000             309,741

     NONCASH TRANSACTIONS:
         Transfer of mortgage-backed securities to
           available for sale                                                                      $      1,607,975







--------------------------------------------------------------------------------


                      See accompanying notes to financial statements.
                                                                              6.

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:  These interim financial  statements are prepared without
---------------------
audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Delphos Citizens Bancorp, Inc. (Company) and its sole subsidiary, Citizens Bank of Delphos (Bank) at June 30, 1997, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The annual report for the Bank for the year ended September 30, 1996, contains financial statements and related notes which should be read in conjunction with the accompanying unaudited consolidated financial statements.

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

Consolidation  Policy:   The  consolidated   financial  statements  include  the
---------------------
accounts of the Company and the Bank. All significant intercompany transactions and balances have been eliminated.

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



--------------------------------------------------------------------------------

                                    Continued
                                                                              7.

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

Loans Receivable: Loans receivable are stated at unpaid principal balances, less
----------------
the allowance for loan losses, and net deferred loan origination fees. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the collateral and current economic conditions.

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



--------------------------------------------------------------------------------

                                    Continued
                                                                              8.

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

Impaired loans, or portions thereof, are charged off when deemed uncollectible. The nature of the disclosures for impaired loans is considered generally comparable to prior nonaccrual loans and non-performing and past due asset disclosures. The adoption of SFAS No. 114 had no impact on the comparability of the June 30, 1997 or September 30, 1996 allowance for loan losses to prior periods.

Loan Fees and Costs: Loan fees and costs are deferred,  and are recognized as an
-------------------
adjustment to interest income using the interest method over the contractual life of the loans, adjusted for estimated prepayments based on the Company's historical prepayment experience.

Other Real  Estate:  Other real estate owned is recorded at the lower of cost or
------------------
fair value, less estimated costs to sell. Any reduction in fair value is reflected in a valuation allowance account established by a charge to income. Costs incurred to carry the real estate are charged to expense.

Premises  and  Equipment:  Land is carried  at cost.  Buildings,  furniture  and
------------------------
fixtures, and equipment are carried at cost, less accumulated depreciation. Buildings, furniture and fixtures, and equipment are depreciated using straight-line and accelerated methods over the estimated useful lives of the respective assets, which range from five to forty years.

Income Taxes:  The Company follows the liability method in accounting for income
------------
taxes. The liability method provides that deferred tax assets and liabilities are recorded based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as "temporary differences."

Statement  of  Cash  Flows:  For  purposes  of this  statement,  cash  and  cash
--------------------------
equivalents are defined to include the Company's cash on hand, due from banks and interest-bearing deposits in other banks. The Company reports net cash flows for customer loan transactions, deposit transactions and interest-bearing deposits made with other financial institutions.









--------------------------------------------------------------------------------

                                   Continued
                                                                              9.

                     DELPHOS CITIZENS BANCORP, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings  Per Share:  Earnings  per common  share for the three and nine  months
-------------------
ended June 30, 1997 was computed based on earnings for the period November 20, 1996 (conversion date), to June 30, 1997, divided by the weighted average number of common shares outstanding for the period. Pro rata earnings based on number of days was $448,533 and weighted average shares outstanding was 1,887,641 for the three months ended June 30, 1997. Pro rata earnings based on number of days was $1,024,038 and weighted average shares outstanding was 1,882,044 for the nine months ended June 30, 1997. Earnings per share information for the three and nine months ended June 30, 1996 is not meaningful since the mutual to stock conversion was not consummated until November 20, 1996.





















--------------------------------------------------------------------------------

                                     Continued
                                                                             10.

                     DELPHOS CITIZENS BANCORP, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 2 - INVESTMENT AND MORTGAGE-BACKED SECURITIES

Securities are summarized as follows:

                                                                   June 30, 1997
                                 ----------------------------------------------------------------------------------
                                                              Gross                 Gross               Estimated
                                      Amortized            Unrealized            Unrealized               Fair
                                        Cost                  Gains                Losses                 Value
                                        ----                  -----                ------                 -----

AVAILABLE FOR SALE:
Mortgage-backed
    securities                   $        749,730      $          2,821      $        (14,676)     $        737,875

HELD TO MATURITY:
U.S. Treasury securities                4,992,276                 1,474                                   4,993,750
Mortgage-backed
   securities                          11,947,810               394,936               (43,897)           12,298,849
                                 ----------------      ----------------      -----------------     ----------------

                                 $     17,689,816      $        399,231      $        (58,573)     $     18,030,474
                                 ================      ================      =================     ================


                                                                September 30, 1996
                                 ----------------------------------------------------------------------------------
                                                              Gross                 Gross               Estimated
                                      Amortized            Unrealized            Unrealized               Fair
                                        Cost                  Gains                Losses                 Value
                                        ----                  -----                ------                 -----
AVAILABLE FOR SALE:
Mortgage-backed
   securities                    $        804,047                            $        (26,873)     $        777,174

HELD TO MATURITY:
FHLB debt security                        500,000                                                           500,000
Mortgage-backed
   securities                          13,437,301      $        347,278              (111,858)           13,672,721
                                 ----------------       ---------------      ----------------      ----------------

                                 $     14,741,348      $        347,278      $       (138,731)     $     14,949,895
                                 ================      ================      ================      ================

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




--------------------------------------------------------------------------------

                                     Continued
                                                                             11.

                     DELPHOS CITIZENS BANCORP, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

--------------------------------------------------------------------------------




NOTE 2 -  INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)

There were no sales of mortgage-backed securities during the three and nine months ended June 30, 1997 and the three months ended June 30, 1996. Proceeds from the sale of mortgage-backed securities available for sale during the nine months ended June 30, 1996 were $763,370. Gross gains of $8,259 were realized on these sales.


NOTE 3 - LOANS RECEIVABLE

Loans receivable are summarized as follows:                                          June 30,        September 30,
                                                                                       1997               1996
                                                                                       ----               ----

     Real estate loans
         One- to four-family                                                    $    69,770,943    $     62,282,192
         Multi-family                                                                 1,311,460           1,505,896
         Commercial real estate                                                       5,577,721           4,969,530
         Construction and land                                                        3,905,916           4,871,181
                                                                                ---------------    ----------------
                                                                                     80,566,040          73,628,799
     Less:
         Mortgage loans in process                                                   (3,486,207)         (4,709,495)
         Net deferred loan origination fees                                             (71,705)            (53,316)
                                                                                ----------------   ----------------
                                                                                     77,008,128          68,865,988
                                                                                ---------------    ----------------
     Consumer and other loans
         Manufactured homes                                                              95,873              63,331
         Home equity loans                                                            1,248,702           1,038,780
         Unsecured loans                                                                283,971             241,314
         Other consumer loans                                                           948,054             680,254
                                                                                ---------------    ----------------
                                                                                      2,576,600           2,023,679
     Less:  Non-mortgage loans in process                                               (11,214)             (8,456)
                                                                                ----------------   ----------------
                                                                                      2,565,386           2,015,223
                                                                                ---------------    ----------------

     Less:  Allowance for loan losses                                                  (103,360)            (94,360)
                                                                                ----------------   ----------------

                                                                                $    79,470,154    $     70,786,851
                                                                                ===============    ================






--------------------------------------------------------------------------------

                                     Continued

                     DELPHOS CITIZENS BANCORP, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 3 - LOANS RECEIVABLE (Continued)

Activity in the allowance for loan losses is summarized as follows:

                                                                Nine months ended
                                                                    June 30,
                                                             1997               1996
                                                             ----               ----

     Balance at beginning of period                      $    94,360         $    92,360
     Provision charged to income                               9,000                   -
     Charge-offs                                                   -                   -
                                                          ----------         -----------

     Balance at end of period                            $   103,360         $    92,360
                                                         ===========         ===========


As of and for the periods ended June 30, 1997 and September 30, 1996, there were no impaired loans.

















--------------------------------------------------------------------------------
                                                                             13.

                         DELPHOS CITIZENS BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


The following discussion compares the financial condition of Delphos Citizens Bancorp, Inc. (Company) and its sole subsidiary Citizens Savings Bank (Bank) at June 30, 1997 to September 30, 1996 and the results of operations for the three and nine months ended June 30, 1997 and 1996. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.


FINANCIAL CONDITION

Total assets grew $15.0 million, or 16.2% from $92.2 million at September 30, 1996 to $107.2 million at June 30, 1997. The growth is primarily attributable to increases in interest-bearing deposits in other banks, investment securities held to maturity and loans receivable, partially offset by the paydowns of mortgage backed securities as well as a reduction in deposits. The increase was funded by the net proceeds from the sale of stock due to the conversion from a mutual savings and loan association to a stock savings bank owned by a stock thrift holding company.

Cash and cash equivalents increased $3.3 million to $8.0 million at June 30, 1997 compared to $4.7 million at September 30, 1996. Interest-bearing deposits in other banks increased $3.3 million from $3.1 million at September 30, 1996 to $6.4 million at June 30, 1997. The increase was primarily due to the portion of the funds received from the conversion which have not yet been utilized to fund new loan originations.

At June 30, 1997, the Company's mortgage-backed securities portfolio was comprised of FHLMC and GNMA fixed and adjustable rate securities. The net unrealized gain on these securities totaled $339,000 at June 30, 1997. A small portion of this portfolio was classified as available for sale. The remainder of the portfolio was classified as held to maturity as the Company does not anticipate the need to sell these securities in the near future due to the Company's strong liquidity position. Management's strategy emphasizes investment in mortgage-backed securities guaranteed by U.S. government agencies in order to minimize credit risk.

Loans receivable increased $8.7 million, or 12.3%, from $70.8 million at September 30, 1996 to $79.5 million at June 30, 1997. The increase was primarily due to the increase in one- to four-family real estate loans which grew $7.5 million, or 12.0% during the period.

Deposits decreased $3.9 million, or 4.9%, from $79.8 million at September 30, 1996 to $75.9 million at June 30, 1997. Due to the significant amount of funds obtained in the conversion, management allowed some higher cost time deposits to mature by choosing not to match the higher rates offered by certain competitors in the Company's market area.





--------------------------------------------------------------------------------

                                  (Continued)
                                                                             14.

                   DELPHOS CITIZENS BANCORP, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Net income increased $159,000 from $290,000 for the quarter ended June 30, 1996 to $449,000 for the same period in 1997. Net income increased $389,000 from $754,000 for the fiscal year to date period ended June 30, 1996 to $1,143,000 for the same period in 1997. The 1997 increase was primarily due to the increase in net interest income, partially offset by increases in compensation and benefits and other noninterest expense.

Net interest income increased $346,000, or 50.2%, during the quarter ended June 30, 1997 and $839,000 or 42.0% during the nine months ended June 30, 1997 compared to the same periods in 1996. The increases were primarily due to the increases in average loans during the 1997 periods as compared to the 1996 periods, as well as the Company's ability to increase interest earning assets without increasing interest bearing liabilities due to the funds received from the sale of stock. The increase in loan income was partially offset by a reduction in income from mortgage-backed securities due to the decrease in the average balance during the 1997 period as compared to the 1996 period. Management has used paydowns on mortgage-backed securities to fund higher yielding loans. Interest expense decreased in the three and nine months ended June 30, 1997 compared to the same period in 1996, due to a decline in deposits outstanding during the periods.

A provision for loan losses of $3,000 and $9,000 was recorded for the three and nine months ended June 30, 1997, respectively, based on management's assessment of risk factors affecting the allowance for loan losses. The allowance for loan losses was approximately .13% of loans, net of deferred and unearned income, as of June 30, 1997 and September 30, 1996. Management believes the allowance for loan loss is adequate to absorb potential losses; however, future additions to the allowance may be necessary based on changes in economic conditions.

Non-interest income decreased $11,000, or 17.2%, from $63,000 for the quarter ended June 30, 1996 to $52,000 for the same period in 1997. Non-interest income decreased $28,000, or 15.7%, from $179,000 for the nine months ended June 30, 1996 to $151,000 for the same period in 1997.

Non-interest expense increased $98,000, or 27.4%, for the quarter ended June 30, 1997 and $261,000 or 23.2% for the nine months ended June 30, 1997 compared to the similar periods in 1996. The increases were primarily due to increases in compensation and benefits expense and other non-interest expense. Compensation and benefits increased $50,000 or 32.7% for the three months ended June 30, 1997, and increased $179,000 or 36.9% for the nine months ended June 30, 1997, compared to the same periods in 1996 primarily due to ESOP expense. An expense was recorded in fiscal 1997 for the ESOP shares released to participants. No such expense was recorded during the similar periods in 1996 as the ESOP was not implemented until the fourth quarter of 1996. The increase in other non-nterest expense was primarily attributable to an increase in professional fees, advertising and office supplies.



--------------------------------------------------------------------------------

                                  (Continued)
                                                                             15.

                      DELPHOS CITIZENS BANCORP, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


LIQUIDITY

Federally insured banks are required to maintain minimum levels of liquid assets. The Bank is currently required to maintain an average daily balance of liquid assets of at least 5% of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At June 30, 1997, the Bank was in compliance with this requirement with a liquidity ratio of 11.9%. Management considers this liquidity position adequate to meet its expected needs for the foreseeable future.


CAPITAL RESOURCES

Savings institutions insured by the Federal Deposit Insurance Corporation are required by federal law to meet three regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, placing the institution in receivership or conservatorship.

The following table presents the Bank's compliance with its capital requirements at June 30, 1997:


(Dollars in thousands)

                      Tangible Capital                    Core Capital                   Risk Based Capital
                      ----------------                    ------------                   ------------------
                               Amount  %                         Amount   %                       Amount    %
                               ------  -                         ------   -                       ------    -

Actual          $       20,817       20.4%        $        20,817       20.4%        $       20,920       42.4%
Required                 1,532        1.5                   3,064        3.0                  3,849        8.0
                --------------    -------         ---------------    -------         --------------   --------

Excess          $       19,285       18.9%        $        17,753       17.4%        $       17,071       34.4%
                ==============    =======         ===============    =======         ==============   ========

The Bank's tangible capital consists solely of shareholders' equity. Core capital consists of tangible capital plus certain intangible assets, of which the Bank has none. Risk based capital consists of core capital plus general loan loss allowances less certain assets required to be deducted.

At June 30, 1997 the Bank was considered well capitalized under Prompt Corrective Action Regulations.


THRIFT RECHARTERING LEGISLATION

     The Deposit Insurance Funds Act of 1996 provides that the Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF") will merge on January 1, 1999 if there are no more savings associations as of that date. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and abolish the OTS have been introduced in Congress. The House Banking Committee reported a bill in July 1997 that would require federal savings institutions to convert to a national or state bank charter within two years of enactment. The bill would allow banks resulting from the conversion of a savings association to continue to engage in activities (and hold assets) in which it was lawfully engaged on the day before enactment. Holding companies for savings institutions would become subject to the same regulation as holding companies that control commercial banks, with a limited grandfather provision for unitary savings and loan holding company activities. The OTS would be merged with the Office of the Comptroller of the Currency, the agency that regulates national banks. The Company is unable to predict whether such legislation will be enacted, the extent to which the legislation would restrict or disrupt its operations or whether the BIF and SAIF funds will eventually merge.




--------------------------------------------------------------------------------

                                FORM 10-Q
                       Quarter ended June 30, 1997
                       PART II - OTHER INFORMATION

--------------------------------------------------------------------------------


Items 1-  3 are not applicable.

Item 4 -  Submission of Matters to a Vote of Security Holders

                                            Director          FOR          WITHHELD
                                            --------          ---          --------

                                         Ms. Rumschlag      1,588,379       57,641


                                              FOR           AGAINST         ABSTAIN
                                              ---           -------         -------
Approval of 1997 Incentive Plan            1,110,975        216,242         59,731

Appointment of Crowe, Chizek &
Company LLP as independent auditors        1,617,178          8,250         20,542


Item 5 -  not applicable

Item 6 -  Exhibits and Reports on Form 8-K:
          (a)  Exhibits

          Exhibit
          Number                     Description
          ------                     -----------

            3.1     Certificate of Incorporation of Delphos Citizens Bancorp,
                       Inc. (1)

            3.2     Bylaws of Delphos Citizens Bancorp, Inc. (1)

            4.0     Stock Certificate of Delphos Citizens Bancorp, Inc. (1)

            27      Financial Data Schedule (2)

          (b) No current reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997.


----------------------
(1) Incorporated herein by reference from the Exhibits to the Registration Statement on Form S-1, as amended, filed on August 22, 1996, Registration No. 333-10639.
(2) Filed only in electronic format pursuant to Item 601(b)(27) of Regulation S-K.

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

                                           DELPHOS CITIZENS BANCORP INC.
                                           -----------------------------
                                           (Registrant)



Date: August 13, 1997                      /s/Joseph R. Reinemeyer
                                           -----------------------
                                           Joseph R. Reinemeyer
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)