Form 10-K
period 1997-09-30
DELPHOS CITIZENS BANCORP INC
filed 1997-12-29
CIK 1021206

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K

                  Annual report pursuant to Section 13 of the Securities Exchange Act of 1934, as amended

                  For the fiscal year ended September 30, 1997

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

         The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than the directors and executive officers of the registrant, was $32,148,840.88, based upon the last sales price as quoted on The Nasdaq Stock Market for December 16, 1997.

         The number of shares of Common Stock outstanding as of December 16, 1997: 1,945,696.

                                     INDEX
                                                                                                             PAGE
                                     PART I

Item 1.      Business....................................................................................      3

Item 2.      Properties..................................................................................     30

Item 3.      Legal Proceedings...........................................................................     31

Item 4.      Submission of Matters to a Vote of Security Holders.........................................     31


                                    PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters.......................     31

Item 6.      Selected Financial Data.......................................................................   32

Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations.....................................................................   34

Item 8.      Financial Statements and Supplementary Data...................................................   44

Item 9.      Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure........................................................   73


                                    PART III

Item 10.     Directors and Executive Officers of the Registrant............................................   73

Item 11.     Executive Compensation........................................................................   73

Item 12.     Security Ownership of Certain Beneficial Owners and Management................................   73

Item 13.     Certain Relationships and Related Transactions................................................   73


                                    PART IV


Item 14.     Exhibits, Financial Statement Schedules and Reports
             on Form 8-K...................................................................................   73

                                     PART I

Item 1.  Business.

General

         Delphos Citizens Bancorp, Inc. (the "Company") completed its initial public offering of 2,047,631 shares of common stock on November 20, 1996, in connection with the conversion of Citizens Federal Savings and Loan Association of Delphos, now known as Citizens Bank of Delphos (the "Bank"). The Company received $20,476,310 from this initial public offering before offering expenses of approximately $672,482. The Company utilized $9,940,000 of the net proceeds of the initial public offering to acquire all of the issued and outstanding stock of the Bank. The Company, as a unitary savings and loan holding company, is subject to regulation by the Office of Thrift Supervision (the "OTS"), the Federal Deposit Insurance Corporation (the "FDIC") and the Securities and Exchange Commission (the "SEC"). The Company's executive offices are located at the home office of the Bank at 114 East 3rd Street, Delphos, Ohio 45833.

         The Bank's principal business is to operate a community-oriented savings bank. The Bank attracts retail deposits from the general public in the area surrounding its office and invests those deposits, together with funds generated from operations, primarily in fixed-rate one- to four-family residential mortgage loans and investment and mortgage-backed securities. The Bank invests, on a limited basis, in multi-family mortgage, commercial real estate, construction and land and consumer loans. The Bank's revenues are derived principally from interest on its mortgage loans, and interest and dividends on its investment and mortgage-backed securities. The Bank's primary sources of funds are deposits and principal and interest payments on loans and securities.

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

Lending Activities

         Loan Portfolio Composition. The Bank's loan portfolio consists primarily of conventional first mortgage loans secured by one- to four-family residences. At September 30, 1997, the Bank had gross loans receivable of $87.7 million, of which $73.7 million were one- to four-family, residential mortgage
loans, or 84.1% of the Bank's gross loans receivable.   The remainder of the
portfolio consists of: $1.3 million of multi-family mortgage loans, or 1.5% of gross loans receivable; $6.3 million of commercial real estate loans, or 7.2% of gross loans receivable; $3.8 million of construction and land loans, or 4.3% of gross loans receivable; and consumer loans of $2.6 million, or 2.9% of gross loans receivable. At that same date, 73.0% of the Bank's loan portfolio had fixed interest rates. The Bank had no loans held for sale at September 30, 1997.

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

                                                                            At September 30,
                                         ---------------------------------------------------------------------------------------
                                               1997             1996             1995              1994             1993
                                         ---------------------------------------------------------------------------------------
                                                  Percent          Percent          Percent           Percent          Percent
                                                    of               of                of               of                of
                                          Amount   Total   Amount   Total   Amount   Total    Amount   Total   Amount   Total
                                         ---------------------------------------------------------------------------------------
                                                                         (Dollars in thousands)
Real estate:
         One- to four-family              $73,716   84.10% $62,282   82.33% $56,556    83.28% $49,424   83.32% $41,793    82.78%
         Multi-family                       1,288    1.47    1,506    1.99    1,521     2.24    1,276    2.15      771     1.53
         Commercial real estate             6,273    7.16    4,969    6.57    3,901     5.74    3,706    6.25    3,720     7.37
         Construction and land              3,781    4.31    4,871    6.44    3,808     5.61    3,081    5.19    2,780     5.51
Consumer                                    2,593    2.96    2,024    2.67    2,128     3.13    1,833    3.09    1,422     2.81
                                          -------  ------  -------  ------  -------   ------  -------  ------  -------   ------
         Gross loans receivable            87,651  100.00%  75,652  100.00%  67,914   100.00%  59,320  100.00%  50,486   100.00%
                                                   ======           ======            ======           ======            ======
         Undisbursed loan funds           (3,188)           (4,718)          (3,732)           (2,728)          (2,659)
         Deferred loan origination fees      (72)              (53)             (47)              (49)             (48)
         Allowance for
           estimated loan losses            (106)              (94)             (92)              (92)             (32)
                                          -------          -------          -------           -------          -------

Loans receivable, net                     $84,285          $70,787          $64,043           $56,451          $47,747
                                          =======          =======          =======           =======          =======

   Loan Maturity. The following table shows the contractual maturity of the Bank's gross loans receivable September 30, 1997. There were no loans held for sale at September 30, 1997. The table does not include principal prepayments.

                                                                     At September 30, 1997
                                            ------------------------------------------------------------------------
                                             One- to               Commercial                              Gross
                                              Four-      Multi-       Real      Construction               Loans
                                             Family      Family      Estate       and Land    Consumer   Receivable
                                            ---------- ----------- ------------ ------------- ---------- -----------
                                                                         (In thousands)
Amounts due:
  One year or less                           $ 6,071      $   90       $1,339        $   15     $1,702    $  9,217

    After one year:
      More than one year to three years       12,050          --        2,104            33        296      14,483
      More than three years to five years      1,374          44           --           249        311       1,978
      More than five years to 10 years         7,075         432          597            --        196       8,300
      More than 10 years to 20 years          28,383         308           11         1,197         88      29,987
      More than 20 years                      18,763         414        2,222         2,287         --      23,686
                                             -------      ------       ------        ------     ------     -------
      Total due after
           September 30, 1997                 67,645       1,198        4,934         3,766        891      78,434
                                             -------      ------       ------        ------     ------     -------
              Gross loans receivable         $73,716      $1,288       $6,273        $3,781     $2,593     $87,651
                                             =======      ======       ======        ======     ======     =======

         The following table sets forth at September 30, 1997, the dollar amount of gross loans receivable contractually due after September 30, 1997, and whether such loans have fixed interest rates or adjustable interest rates.

                                            Due After September 30, 1997
                                   ---------------------------------------------
                                       Fixed        Adjustable        Total
                                   --------------  --------------  -------------
                                                   (In thousands)
Real estate loans:
   Residential:
           One- to four-family           $55,373         $12,272         $67,645
           Multi-family                      743             455           1,198
         Commercial real estate            1,027           3,907           4,934
         Construction and land             3,611             155           3,766
Consumer                                     891              --             891
                                         -------         -------         -------
      Total                              $61,645         $16,789         $78,434
                                         =======         =======         =======

         Origination and Purchase of Loans. The Bank's mortgage lending activities are conducted through its home office. Although the Bank may originate both adjustable-rate and fixed-rate mortgage loans, a substantial majority of the Bank's loan originations have been fixed-rate mortgage loans. The Bank's ability to originate loans is dependent upon the relative customer demand for fixed-rate or adjustable-rate mortgage loans, which is affected by the current and expected future level of interest rates. The Bank has not emphasized the origination of adjustable-rate mortgage loans due to the relatively low demand for such loans in the Bank's primary market area. The Bank retains for its portfolio all of the mortgage loans that it originates. At September 30, 1997, there were no loans categorized as held for sale. In addition, the Bank also emphasizes the origination of construction loans secured primarily by owner-occupied properties. From time to time the Bank has participated in loans originated by other institutions based upon the Bank's investment needs and market opportunities.

         The following tables set forth the Bank's loan originations and principal repayments for the periods indicated:

                                                                       For the Year Ended September 30,
                                                           ---------------------------------------------------------
                                                                1997                1996                1995
                                                           ----------------   ------------------  ------------------
                                                                                (In thousands)
Beginning balance, net                                             $70,787              $64,043             $56,451
   Loans originated:
       One- to four-family                                          19,706               17,787              12,116
       Multi-family                                                     --                  155                 423
       Commercial real estate                                        1,815                2,011                 733
       Construction and land                                         5,736                5,816               5,033
       Consumer                                                      2,954                2,341               2,608
                                                                   -------              -------             -------
          Total loans originated                                    30,211               28,110              20,913
   Principal prepayments                                           (18,212)             (20,394)            (12,319)
   Transfer to REO                                                      --                   --                  --
   Change in undisbursed loan funds(1)                               1,530                 (985)             (1,004)
   Change in unearned origination fees                                 (19)                  15                   2
   Change in allowance for estimated loan losses                       (12)                  (2)                 --
                                                                   -------              -------             -------
Ending balance, net                                                $84,285              $70,787             $64,043
                                                                   =======              =======             =======

___________
(1) Represents change in loans in process from first day to last day of the period.

         One- to Four-Family Mortgage Lending. The primary lending activity of the Bank has been and continues to be the origination of permanent conventional mortgage loans secured by one- to four-family residences located in the Bank's primary market area, which the Bank retains in its portfolio. The Bank's loans generally do not conform to secondary market standards because the Bank does not require title insurance or a survey. Management believes that the Bank's policy of not selling the loans that it originates provides the Bank with a competitive advantage in the origination of loans in its primary market area. Loan originations are obtained from the Bank's loan officers and their contacts with the local real estate industry, existing or past customers, and members of the local communities. The Bank primarily originates fixed-rate loans, but also offers adjustable-rate mortgage ("ARM") loans. At September 30, 1997, one- to four-family mortgage loans totalled $73.7 million, or 84.1% of total loans at such date. Of the Bank's mortgage loans secured by one- to four-family residences, $55.8 million, or 75.7%, were fixed-rate loans.

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

         The Bank offers several adjustable rate loan programs with terms of up to 30 years and interest rates that adjust either annually or every three years. Of the Bank's mortgage loans secured by one- to four-family residences, $17.9 million, or 24.3%, had adjustable rates. The Bank's one year ARM loan has a maximum adjustment limitation of 1.5% per year and a 5.0% lifetime cap on adjustments. The Bank's three-year ARM loan has a maximum adjustment limitation of 2.0% per change and a 5.0% lifetime cap. The index for substantially all of the Bank's ARM loans is the Federal Home Loan Bank System's National Average Mortgage Rate for Previously-Occupied Homes.

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

         The Bank's multi-family loan portfolio at September 30, 1997 totalled $1.3 million or 1.5% of gross loans receivable. The Bank's largest multi-family loan at September 30, 1997, had an outstanding balance of $215,000, is secured by eleven units and is current as to the repayment of principal and interest.

         Commercial Real Estate Lending. On a limited basis, the Bank originates and participates in commercial real estate loans that are generally secured by properties used for business or religious purposes such as farms, churches, nursing homes, small office buildings or retail facilities located in its primary market area. The Bank's underwriting procedures provide that commercial real estate loans may be made in amounts up to 80% of the appraised value of the property. The Bank's underwriting standards and procedures are similar to those applicable to its multi-family loans, whereby the Bank considers the net operating income of the property, the debt service ratio and the borrower's expertise, credit history and profitability. The largest commercial real estate loan in the Bank's portfolio at September 30, 1997 was a $1.48 million participation loan and is secured by a nursing home. The loan was current and performing in accordance with its contractual terms at September 30, 1997. At September 30, 1997 the Bank's commercial real estate loan portfolio was $6.3 million, or 7.2% of gross loans receivable.

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

         Construction and Land Lending. The Bank generally originates construction and land development loans to contractors and individuals in its primary market area. The Bank's construction loans primarily are made to finance the construction of owner-occupied one- to four-family residential properties and to a significantly lesser extent, real estate developments. The Bank's construction loans to individuals are primarily fixed-rate loans with maturities of six months which, upon completion of construction, convert to permanent loans with maturities of up to 30 years. The Bank's policies provide that construction loans may be made in amounts up to 80% of the appraised value of the property for construction of one- to four-family residences. The Bank requires an independent appraisal of the property. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. The Bank requires regular inspections to monitor the progress of construction. Land loans are determined on an individual basis, but generally they do not exceed 75% of the actual cost or current appraised value of the property, whichever is less. The largest construction and land loan in the Bank's portfolio at September 30, 1997 had a balance of $248,000 and is secured by a single family residence. This loan is currently performing in accordance with its terms. At September 30, 1997, the Bank has $3.8 million of construction and land loans totaling 4.3% of the Bank's gross loans receivable.

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

         Consumer and Other Lending. The Bank's originated consumer loans generally consist of automobile loans, second mortgage loans, home equity loans, mobile home loans and loans secured by deposits. At September 30, 1997, the Bank's consumer loan portfolio was $2.6 million, or 2.9% of gross loans receivable.

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

         The Bank's management reviews and classifies the Bank's assets quarterly and reports the results of its review to the Board of Directors. The Bank classifies assets in accordance with the management guidelines described above. REO is classified as Substandard. At September 30, 1997, the Bank had $761,000 of assets classified as Special Mention, $620,000 of assets classified as Substandard, and no assets classified as Doubtful or Loss.

         Non-performing Assets. The following table sets forth information regarding non-accrual loans, accruing loans which are contractually past due 90 days or more and REO. For the years ended September 30, 1997, 1996, 1995, 1994 and 1993, respectively, the amount of interest income that would have been recognized on nonaccrual loans if such loans had continued to perform in accordance with their contractual terms was $0, $5,280, $5,780, $15,142 and $15,158, none of which was recognized.

                                                                            At September 30,
                                                     ---------------------------------------------------------------
                                                        1997          1996       1995         1994          1993
                                                     -----------  ----------  -----------  ------------  -----------
                                                                       (Dollars in thousands)
Non-accrual loans:
         Residential real estate:
             One- to four-family                         $   --        $567         $226          $169         $239
             Multi-family                                    --          --           --            --           --
         Commercial real estate                              --          11          117           100           76
         Construction and land                               --           5           --            --           --
         Consumer                                            --          --           12             1            4
                                                         ------        ----         ----          ----         ----
             Total non-accrual loans                                    583          355           270          319
         Loans contractually past due more
            than 90 days and accruing interest              572          --           --            --           --
                                                         ------        ----         ----          ----         ----
             Total non-performing loans                     572         583          355           270          319
REO, net                                                     --          --           --            --           --
                                                         ------        ----         ----          ----         ----
             Total non-performing assets                   $572        $583         $355          $270         $319
                                                         ======        ====         ====          ====         ====
Allowance for loan losses as a
         percent of gross loans receivable                 0.13%       0.13%        0.14%         0.16%        0.06%
Allowance for loan losses as a percent of
         total non-performing loans(1)                    18.60       16.19        26.02         34.17        10.16
Non-performing loans as a percent of
         gross loans receivable(1)                         0.68        0.82         0.55          0.46         0.63
Non-performing assets as a percent of total assets(1)      0.53        0.63         0.40          0.33         0.41

________________________
(1) Non-performing assets consist of non-performing loans and REO. Non-performing loans consist of all accruing loans 90 days or more past due and all non-accrual loans.

         The following table sets forth delinquencies in the Bank's loan portfolio as of the dates indicated:

                                              At September 30, 1997
                             ------------------------------------------------------------
                                      60-89 Days                90 Days or More (1)
                             -----------------------------  -----------------------------
                                              Principal                      Principal
                                Number         Balance         Number         Balance
                               of Loans       of Loans        of Loans        of Loans
                             -------------  --------------  --------------  -------------
                                                      (Dollars in thousands)
One- to four-family                  4            $36              15            $476
Multi-family                        --             --              --              --
Commercial real estate              --             --               1              10
Construction and land               --             --              --              --
Consumer                            --             --               2              86
                                  ----            ---             ---            ----

Total                                4            $36              18            $572
                                  ====            ===             ===            ====
Delinquent loans to gross
  loans receivable                                .04%                            .68%




                                                At September 30, 1996
                             -------------------------------------------------------------
                                      60-89 Days                 90 Days or More (1)
                             -----------------------------  ------------------------------
                                              Principal                       Principal
                                Number         Balance         Number          Balance
                               of Loans        of Loans       of Loans        of Loans
                             -------------   -------------  --------------  --------------
One- to four-family                 12            $450              16            $567
Multi-family                        --              --              --              --
Commercial real estate               2               9               1              11
Construction and land               --              --               1               5
Consumer                            --              --              --              --
                                  ----            ----             ---            ----
                                    14            $459              18            $583
                                  ====            ====             ===            ====
Total
Delinquent loans to gross
  loans receivable                                 .61%                            .77%




                                                At September 30, 1995
                             ------------------------------------------------------------
                                      60-89 Days                90 Days or More (1)
                             -----------------------------  -----------------------------
                                              Principal                      Principal
                                Number         Balance         Number         Balance
                               of Loans       of Loans        of Loans        of Loans
                             -------------  --------------  --------------  -------------
                                               (Dollars in thousands)
One- to four-family                   2            $31              10           $226
Multi-family                         --             --              --             --
Commercial real estate               --             --               2            117
Construction and land                --             --              --             --
Consumer loans                       --             --               1             12
                                   ----           ----             ---           ----

Total                                 2            $31              13           $355
                                   ====           ====             ===           ====
Delinquent loans to gross
         loans receivable                          .06%                           .55%

___________
(1) Loans 90 days or more past due are included in non-accrual loans. See "Non-Performing Assets."

         Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in the Bank's loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additional provisions for loan losses based upon information available at the time of the review. As of September 30, 1997, and 1996 the Bank's allowance for loan losses was .13% of gross loans receivable. The Bank had non-performing loans of $572,000 and $583,000 at September 30, 1997 and September 30, 1996, respectively. At September 30, 1997, the Bank had no loans classified as "impaired." The Bank will continue to monitor and modify its allowances for loan losses as conditions dictate.

         The following table sets forth activity in the Bank's allowance for loan losses for the periods set forth in the table.

                                                           At or For the Year Ended September 30,
                                          --------------------------------------------------------------------------
                                              1997           1996           1995           1994           1993
                                          -------------  -------------- -------------  -------------- --------------
                                                                   (Dollars in thousands)
Balance at beginning of period                $  94             $92           $92             $32            $29
Provision for loan losses                        12               2            --              60             25
Charge-offs:
   Real Estate:
        One- to four-family                      --              --            --              --             22
        Multi-family                             --              --            --              --             --
        Commercial real estate                   --              --            --              --             --
        Construction and land                    --              --            --              --             --
   Consumer                                      --              --            --              --             --
Recoveries                                       --              --            --              --             --
                                               ----             ---           ---             ---            ---
Balance at end of period                       $106             $94           $92             $92            $32
                                               ====             ===           ===             ===            ===
Net charge-offs to average
   gross loans receivable                        --              --            --              --            .04%

         The following tables set forth the amount of the Bank's allowance for loan losses, the percent of the allowance for loan losses to the total allowance and the percent of gross loans to gross loans receivable in each of the categories listed at the dates indicated.

                                                                At September 30,
                       -------------------------------------------------------------------------------------------------------
                                 1997                       1996                          1995                         1994
                       -------------------------------------------------------------------------------------------------------
                                          Percent                       Percent                      Percent
                                         of Gross                      of Gross                     of Gross
                                         Loans in                      Loans in                     Loans in
                               Percent    Each             Percent      Each             Percent     Each            Percent
                                 of      Category            of       Category             of      Category            of
                             Allowance  to Gross          Allowance   to Gross          Allowance  to Gross          Allowance
                              to Total    Loans           to Total      Loans           to Total     Loans           to Total
                       Amount Allowance Receivable Amount Allowance   Receivable Amount Allowance  Receivable Amount Allowance
                       -------------------------------------------------------------------------------------------------------
                                                                (Dollars in thousands)
One- to four-
   family                 $ 75    70.75%    84.10%    $65     70.66%   82.33%   $ 63     68.21%    83.28%     $62   67.58%
Multi-family                 5     4.72      1.47       2      2.18     1.99       3      3.25      2.24        4    4.36
Commercial real estate      10     9.43      7.16
                                                        5      5.43     6.57       4      5.03      5.74        4    4.75
Construction and land        6     5.66      4.31
                                                        5      5.43     6.44       6      6.25      5.61        5    5.75
Consumer                    --       --      2.96       5      5.43     2.67       5      5.26      3.13        5    5.20
Unallocated                 10     9.44        --      10     10.87       --      11     12.00        --       12   12.36
                          ----   ------    ------     ---    ------   ------    ----    ------    ------      ---  ------
Total allowance
   for loan losses        $106   100.00%   100.00%    $92    100.00%  100.00%   $ 92    100.00%   100.00%     $92  100.00%
                          ====   ======    ======     ===    ======   ======    ====    ======    ======      ===  ======



                          --------------------------------------
                                                        1993
                          --------------------------------------
                           Percent                     Percent
                          of Gross                    of Gross
                          Loans in                    Loans in
                            Each            Percent     Each
                           Category            of      Category
                          to Gross          Allowance  to Gross
                            Loans           to Total    Loans
                          Receivable Amount Allowance Receivable
                          --------------------------------------
One- to four-
   family                     83.32%   $ 23   70.24%    82.78%
Multi-family                   2.15       1    2.78      1.53
Commercial real estate         6.25       3    7.75      7.37

Construction and land          5.19       1    3.80      5.51

Consumer                       3.09       1    4.84      2.81
Unallocated                      --       3   10.59        --
                             ------     ---  ------    ------

Total allowance
   for loan losses           100.00%    $32  100.00%   100.00%
                             ======     ===  ======    ======

Real Estate Owned

         At September 30, 1997, the Bank had no REO. If the Bank acquires any REO, it is initially recorded at fair value less costs to sell and thereafter REO is recorded at the lower of the recorded investment in the loan or the fair value of the related assets at the date of foreclosure, less costs to sell. Thereafter, REO is valued at the lower of the recorded investment or the fair value of the property less costs to sell. If there is a further deterioration in value, the Bank provides for a specific valuation allowance.

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

         The investment policy of the Company as established by the Board of Directors attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement the Company's lending activities. The Company's policies generally limit investments to government and federal agency securities. The Company's policies provide the authority to invest in U.S. Treasury and federal agency securities meeting the Company's guidelines and in mortgage-backed securities guaranteed by the U.S. government and agencies thereof. At September 30, 1997, the Company had investment and mortgage-backed securities with a carrying value of $17.9 million and a market value of $18.4 million. At September 30, 1997, the Company had $739,000 in mortgage-backed securities classified as available for sale and $16.4 million in investment and mortgage-backed securities classified as held to maturity. $5.5 million of the Company's mortgage-backed securities had adjustable rates at September 30, 1997.

         At September 30, 1997, all of the Company's mortgage-backed securities were insured or guaranteed by either the GNMA or FHLMC. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby reducing or increasing, respectively, the net yield on such securities. There is also the risk associated with the necessity to reinvest the cash flows from such securities at market interest rates which may be lower than the interest rates received on such securities. In addition, the market value of such securities may be adversely affected by changes in interest rates.

         The following table sets forth certain information regarding the carrying and fair values of the Company's investment securities and mortgage-backed securities at the dates indicated:

                                                                      At September 30,
                                         ---------------------------------------------------------------------------

                                                  1997                      1996                     1995
                                         ------------------------  -----------------------  ------------------------
                                          Carrying       Fair       Carrying      Fair       Carrying       Fair
                                           Value        Value        Value       Value        Value        Value
                                         -----------  -----------  ----------- -----------  -----------  -----------
                                                                       (In thousands)
Securities:
  Available for sale:
    GNMA certificates                    $     739    $     739     $    777     $   777           --           --
                                         ---------    ---------     --------     -------    ---------    ---------
      Total available for sale                 739          739          777         777           --           --
                                         ---------    ---------     --------     -------    ---------    ---------
  Held to maturity:
    U.S. Treasury                         $  4,996     $  4,999           --          --           --           --
    FHLB debt securities                        --           --          500         500    $     500    $     505
    GNMA certificates                       11,218       11,634       13,223      13,448       17,133       17,529
    FHLMC certificates                         149          156          214         225          287          300
                                         ---------    ---------     --------     -------    ---------    ---------
      Total held to maturity                16,363       16,789       13,937      14,173       17,920       18,334
                                         ---------    ---------     --------     -------    ---------    ---------
    FHLB stock                                 834          834          778         778          726          726
                                         ---------    ---------     --------     -------    ---------    ---------
    Total securities                       $17,936      $18,362      $15,492     $15,728      $18,646      $19,060
                                         =========    =========     ========     =======    =========    =========

         The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company's investment securities and mortgage-backed securities as of September 30, 1997.

                                                                                            At September 30, 1997
                                              ---------------------------------------------------------------------
                                                                         More than One         More than Five
                                                One Year or Less      Year to Five Years     Years to Ten Years
                                              ---------------------- ---------------------- ----------------------
                                                          Weighted               Weighted               Weighted
                                               Carrying    Average    Carrying   Average    Carrying    Average
                                                Value       Yield      Value      Yield       Value      Yield
                                              ----------- ---------- ---------------------- ---------- -----------
                                                                                           (Dollars in thousands)
Securities:
  Held to maturity:
    U.S. Treasury securities                     $4,996       5.25%      --         --        $ --         --
                                                 ======                ====                   ====
      Total U.S. Treasury securities             $4,996       5.25       --         --          --         --
                                                 ======                ====                   ====
Mortgage-backed securities:
  Available for sale:
    GNMA
      Total available for sale
  Held to maturity:
    GNMA                                             --         --     $  4       8.00%       $ 16       8.20%
    FHLMC                                            --         --       --         --         119       8.31
                                                 ======                ====                   ====
      Total held to maturity                         --         --        4       8.00         135       8.30
                                                 ======                ====                   ====
        Total mortgage-backed securities             --         --        4       8.00%       $135       8.30%
                                                 ======                ====                   ====




                                              ---------------------------------------------

                                               More than Ten Years          Total
                                              ---------------------------------------------
                                                          Weighted               Weighted
                                              Carrying    Average    Carrying    Average
                                                Value      Yield      Value       Yield
                                              ---------- ---------------------- -----------

Securities:
  Held to maturity:
    U.S. Treasury securities                  $    --         --    $  4,996       5.25%
                                              =======               ========
      Total U.S. Treasury securities               --               $  4,996       5.25
                                              =======               ========
Mortgage-backed securities:
  Available for sale:
    GNMA                                      $   739       6.95%   $    739       6.95%
                                              -------               --------       ----
      Total available for sale                    739       6.95         739       6.95
                                              -------               --------       ----
  Held to maturity:
    GNMA                                      $11,198       7.35%    $11,218       7.35%
    FHLMC                                          30      12.31         149       9.12
                                              =======               ========
      Total held to maturity                   11,228       7.36      11,367       7.37
                                              =======               ========
        Total mortgage-backed securities      $11,967       7.33%    $12,106       7.34%
                                              =======               ========

Sources of Funds

         General. Deposits, loan repayments and prepayments and cash flows generated from operations are the primary sources of the Bank's funds for use in lending, investing and for other general purposes. The Bank has historically not used FHLB advances or other borrowings as a source of funds.

         Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposits consist of savings and club accounts, NOW accounts, money market accounts and certificates of deposit. For the year ended September 30, 1997, certificates of deposit constituted 75.9% of total average deposits. The term of the certificates of deposit offered by the Bank vary from six months to five years and the offering rates are established by the Bank on a weekly basis. Once a certificate account is established, no additional amounts are permitted to be deposited in that account, with the exception of Individual Retirement Account certificates. Specific terms of an individual account vary according to the type of account, the minimum balance required, the time period funds must remain on deposit and the interest rate, among other factors. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. At September 30, 1997, the Bank had $43.5 million of certificate accounts maturing in less than one year. The Bank's deposits are obtained predominantly from the area in which its banking office is located. The Bank relies primarily on a willingness to pay market-competitive interest rates to attract and retain these deposits. Accordingly, rates offered by competing financial institutions significantly affect the Bank's ability to attract and retain deposits. See Note 5 to the Consolidated Financial Statements under Item 8 hereof for a summary of the types of deposit accounts offered by the Bank.

         The following table presents the deposit activity of the Bank for the periods indicated:

                                                 For the Year Ended September 30,
                                         ------------------------------------------------
                                             1997              1996            1995
                                         ---------------  ------------------   ----------
                                                          (In thousands)
Beginning balance                             $79,831           $76,664         $72,255
Net deposits (withdrawals)                     (5,235)             (819)            809
Interest credited on deposit accounts           2,777             3,986           3,600
                                              -------           -------         -------
Ending balance                                $77,373           $79,831         $76,664
                                              =======           =======         =======

         At September 30, 1997, the Bank had approximately $5.3 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                                                   Weighted
        Maturity Period                       Amount             Average Rate
------------------------------------   ---------------------   -----------------
                                             (Dollars
                                          in thousands)

Three months or less                            $  423                5.49%
Over three through six months                    1,676                5.86
Over six through 12 months                       2,320                5.74
Over 12 months                                     873                5.99
                                                ------
Total                                           $5,292                5.80
                                                ======

         The following table sets forth the distribution of the Bank's deposit accounts for the periods indicated.

                                                          For the Year Ended September 30,
                                 -----------------------------------------------------------------------------------
                                           1997                         1996                        1995
                                 --------------------------  --------------------------- ---------------------------
                                                 Percent                     Percent                     Percent
                                   Amount       of Total       Amount        of Total       Amount       of Total
                                 ------------  ------------  ------------  ------------- ------------- -------------
                                                            (Dollars in thousands)
Savings and club accounts         $ 7,810         10.09%      $ 8,275          10.37%      $ 8,303         10.83%
Money market accounts               5,802          7.50         7,422           9.30         9,493         12.38
NOW accounts                        4,690          6.06         5,052           6.33         4,718          6.15
Non-interest bearing accounts       1,397          1.81            42           0.04           185          0.24
                                  -------        ------       -------        -------      --------        ------
         Total                     19,699         25.46        20,791          26.04        22,699         29.60

Certificate accounts:
         3.00% to 3.99%                                                                         14           .02
         4.00% to 4.99%                                         3,109           3.89         3,595          4.69
         5.00% to 5.99%            43,757         56.55        34,698          43.47        16,711         21.80
         6.00% to 6.99%            13,814         17.85        17,233          21.59        29,403         38.35
         7.00% to 7.99%                66          0.09         3,966           4.97         4,205          5.49
         8.00% to 8.99%                37          0.05            34            .04            37          0.05
                                  -------        ------       -------        -------      --------        ------
           Total certificate
             accounts              57,674         74.54        59,040          73.96        53,965         70.40
                                  -------        ------       -------        -------      --------        ------

         Total deposits           $77,373        100.00%      $79,831         100.00%      $76,664        100.00%
                                  =======        ======       =======         ======       =======        ======

         The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at September 30, 1997.


                                                          Period to Maturity from September 30, 1997
                             -----------------------------------------------------------------------------------------------------
                              Less than        One to        Two to        Three to       Four to       More than
                               One Year      Two years     Three years    Four years     Five years    Five years       Total
                             -------------  ------------- -------------- -------------  ------------- -------------- -------------
                                                                                      (In thousands)
Certificate accounts:
  0 to 3.99%                       --             --             --             --              --           --             --
  4.00 to 4.99%                    --             --             --             --              --           --             --
  5.00 to 5.99%               $35,830        $ 7,112           $580           $162             $73                     $43,757
  6.00 to 6.99%                 7,571          5,909            334             --              --           --         13,814
  7.00 to 7.99%                    56              1              5             --              --          $ 4             66
  8.00 to 8.99%                    --                            --             --              --           37             37
                              --------       -------           ----           ----             ---          ---        -------
       Total                  $43,457        $13,022           $919           $162             $73          $41        $57,674
                              ========       =======           ====           ====             ===          ===        =======



                                     At September 30,
                               ---------------------------

                                   1996          1995
                               ------------- -------------

Certificate accounts:
  0 to 3.99%                            --        $    14
  4.00 to 4.99%                    $ 3,109          3,595
  5.00 to 5.99%                     34,698         16,711
  6.00 to 6.99%                     17,233         29,403
  7.00 to 7.99%                      3,966          4,205
  8.00 to 8.99%                         34             37
                                   -------        -------
       Total                       $59,040        $53,965
                                   =======        =======

Subsidiary Activities

          The Bank has one wholly-owned subsidiary, Delphos Service Corporation, which currently does not conduct any activities.

Personnel

          As of September 30, 1997, the Company had 18 full-time employees and 5 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.


                           REGULATION AND SUPERVISION

General

         The Company, as a savings and loan holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of the Office of Thrift Supervision ("OTS") under the Home Owners' Loan Act, as amended (the "HOLA"). In addition, the activities of savings institutions, such as the Bank, are governed by the HOLA and the Federal Deposit Insurance Act ("FDI Act").

         The Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Bank is a member of the Federal Home Loan Bank ("FHLB") System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the Bank and their operations. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company.

Holding Company Regulation

         The Company is a non-diversified unitary savings and loan holding company within the meaning of the HOLA. As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender ("QTL"). See "Federal Savings Institution Regulation - QTL Test." Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act ("BHC Act"), subject to the prior approval of the OTS, and certain activities authorized by OTS regulation, and no multiple savings and loan holding company may acquire more than 5% the voting stock of a company engaged in impermissible activities.

         The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of the voting stock of another savings institution or holding company thereof, without prior written approval of the OTS or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

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

Federal Savings Institution Regulation

         Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% leverage (core) capital ratio and an 8% risk-based capital ratio.
In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage
(core) capital ratio (3% for institutions receiving the highest rating on the CAMEL financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The OTS regulations also require that, in meeting the tangible, leverage (core) and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

         The risk-based capital standard for savings institutions requires the maintenance of Tier I (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. The components of Tier I
(core) capital are equivalent to those discussed earlier. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

         The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule, a savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. The Director of the OTS may waive or defer a savings institution's interest rate risk component on a case-by-case basis. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. For the present time, the OTS has deferred implementation of the interest rate risk component. At September 30, 1997, the Bank met each of its capital requirements and it is anticipated that the Bank will not be subject to the interest rate risk component.

         The following table presents the Bank's capital position at September 30, 1997.

                                                                                               Capital
                                                                   Excess         ----------------------------------
                              Actual            Required        (Deficiency)          Actual           Required
                              Capital           Capital            Amount            Percent           Percent
                         ------------------  ---------------  -----------------   ---------------  -----------------
                                                           (Dollars in thousands)

Tangible                        $14,266           $1,541            $12,725            13.89%              1.50%
Core (Leverage)                 $14,266           $3,082            $11,184            13.89%              3.00%
Risk-based                      $14,372           $4,016            $10,356            28.63%              8.00%

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

         In view of the BIF's achieving the 1.25% ratio, the FDIC ultimately adopted a new assessment rate schedule of from 0 to 27 basis points under which 92% of BIF members paid an annual premium of only $2,000. With respect to SAIF member institutions, the FDIC adopted a final rule retaining the previously existing assessment rate schedule applicable to SAIF member institutions of 23 to 31 basis points. As long as the premium differential continued, it may have had adverse consequences for SAIF members, including reduced earnings and an impaired ability to raise funds in the capital markets. In addition, SAIF members, such as the Bank were placed at a substantial competitive disadvantage to BIF members with respect to pricing of loans and deposits and the ability to achieve lower operating costs.

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

         The Funds Act also spreads the obligations for payment of the FICO bonds across all SAIF and BIF members. Beginning on January 1, 1997, BIF deposits were assessed for a FICO payment of approximately 1.3 basis points, while SAIF deposits pay approximately 6.4 basis points. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. The Funds Act specifies that the BIF and SAIF will be merged on January 1, 1999, provided no savings associations remain as of that time.

         As a result of the Funds Act, the FDIC voted to effectively lower SAIF assessments to 0 to 27 basis points as of January 1, 1997, a range comparable to that of BIF members. SAIF members will also continue to make the FICO payments described above. The FDIC also lowered the SAIF assessment schedule for the third quarter of 1997 to 18 to 27 basis points. Management cannot predict the level of FDIC insurance assessments on an on-going basis, whether the savings association charter will be eliminated or whether the BIF and SAIF will eventually be merged.

         The Bank's assessment rate for fiscal 1997 ranged from 6.28 to
6.5 basis points and the premium paid for this period was $74,000. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.

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

         Thrift Rechartering Legislation. The Funds Act provides that the BIF and SAIF will merge on January 1, 1999 if there are no more savings associations as of that date. That legislation also required that the Department of Treasury submit a report to Congress that makes recommendations regarding a common financial institutions charter, including whether the separate charters for thrifts and banks should be abolished. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and abolish the OTS have been introduced in Congress. The bills would require federal savings institutions to convert to a national bank or some type of state charter by a specified date under some bills, or they would automatically become national banks. Under the same proposals, converted federal thrifts would generally be required to conform their activities to those permitted for the charter selected and divestiture of nonconforming assets would be required over a two year period, subject to two possible one year extensions. State chartered thrifts would become subject to the same federal regulation as applies to state commercial banks. A more recent bill passed by the House Banking Committee would allow savings institutions to continue to exercise activities being conducted when they convert to a bank regardless of whether a national bank could engage in the activity. Holding companies for savings institutions would become subject to the same regulation as holding companies that control commercial banks, with a limited grandfather provision for savings and loan holding company activities. The Bank is unable to predict whether such legislation would be enacted or the extent to which the legislation would restrict or disrupt its operations.

         Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At September 30, 1997, the Bank's limit on loans to one borrower was $2.1 million. At September 30, 1997, the Bank's largest aggregate outstanding balance of loans to one borrower was $1.48 million.

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

         A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of September 30, 1997, the Bank maintained 96.1% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

         Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. In December 1994, the OTS proposed amendments to its capital distribution regulation that would generally authorize the payment of capital distributions without OTS approval provided that the payment does not cause the institution to be undercapitalized within the meaning of the prompt corrective action regulation. However, institutions in a holding company structure would still have a prior notice requirement. At September 30, 1997, the Bank was a Tier 1 Bank.

         Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 5% but may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. OTS regulations also require each member savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. The OTS has recently proposed to lower the liquidity requirement from 5% to 4% and eliminate the 1% short term liquid asset requirement. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's liquidity and short-term liquidity ratios for September 30, 1997 were 5.71% and 5.66%, respectively, which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

         Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended September 30, 1997 totaled $31,215.

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

         Transactions with Related Parties. The Bank's authority to engage in transactions with related parties or "affiliates" (e.g., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A limits the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited.
Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

         The Bank's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is governed by Sections 22(g) and 22(h) of the FRA and Regulation O thereunder. Among other things, such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and to not involve more than the normal risk of repayment. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to insiders based, in part, on the Bank's capital position and requires certain board approval procedures to be followed.

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

         Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") and a final rule to implement safety and soundness standards required under the FDI Act. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; asset quality; earnings; and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final rule establishes deadlines for the submission and review of such safety and soundness compliance plans when such plans are required.

Federal Reserve System

         The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $49.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts aggregating greater than $49.3 million, the reserve requirement is $1.48 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $49.3 million. The first $4.4 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.


                           FEDERAL AND STATE TAXATION

Federal Taxation

         General. The Company and the Bank report their income on a consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the IRS recently, and therefore the 1994 through 1996 returns are open for audit. For its 1997 taxable year, the Bank is subject to a maximum federal income tax rate of 34%.

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

         Under the 1996 Act, for its current and future taxable years, the Bank is not permitted to make additions to its tax bad debt reserves. In addition, the Bank is required to recapture (i.e., take into income) over a six year period the excess of the balance of its tax bad debt reserves as of December 31, 1995 over the balance of such reserves as of December 31, 1987. As a result of such recapture, the Bank will incur an additional tax liability of approximately $211,000 which is generally expected to be taken into income beginning in 1998 over a four-year period.

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

         The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a non-dividend distribution to the Company, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for federal income tax purposes, assuming a 34% federal corporate income tax rate. The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

         SAIF Recapitalization Assessment. The Funds Act levied a 65.7-cent fee on every $100 of thrift deposits held on March 31, 1995. For financial statement purposes, this assessment was reported as an expense for the quarter
ended September 30, 1996.   The Funds Act includes a provision which states that
the amount of any special assessment paid to capitalize SAIF under this legislation is deductible under Section 162 of the Code in the year of payment.

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

         In computing its tax under the net worth method, the Company may exclude 100% of its investment in the capital stock and indebtedness of the Bank after the Conversion, as reflected on the balance sheet of the Company, as long as it owns at least 25% of the issued and outstanding capital stock of the Bank. The calculation of the exclusion from net worth is based on the ratio of the excludible investment (net of any appreciation or goodwill included in such investment) to total assets multiplied by the net value of the stock. As a holding company, the Company may be entitled to various other deductions in computing taxable net worth that are not generally available to operating companies.

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

Item 2.  Properties.
--------------------

         The Bank conducts its business through a single banking office located at 114 East 3rd Street in Delphos, Ohio. The Company believes that the current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company. The Bank's office was constructed in 1955 and was most recently remodeled in 1993. The Bank's office had a net book value of $573,000 at September 30, 1997.

Item 3.  Legal Proceedings.
---------------------------

         At September 30, 1997, the Company was not involved in any pending legal proceedings. However, from time to time, the Company is involved in legal proceedings occurring in the ordinary course of business.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

         None.

                                    PART II


Item 5.  Market for Registrants Common Equity and Related Stockholder Matters.
------------------------------------------------------------------------------

         The Common Stock of the Company is traded on the Nasdaq National Market under the symbol "DCBI." The stock began trading on November 21, 1996. The Company declared a dividend of $.06 per share on October 28, 1997 payable on November 20, 1997 to shareholders of record November 7, 1997. This dividend is the only dividend declared and paid since the formation of the Company. As of December 23, 1997, there were 2,152 recordholders of the Common Stock of the Company, which includes shares held in street name.

Item. 6  Selected Financial Data.
---------------------------------

         The selected consolidated financial and other data of the Company set forth below is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company and Notes thereto. See Item 8 "Financial Statements and Supplementary Data."

                                                                          At September 30,
                                                 -------------------------------------------------------------------
                                                    1997           1996         1995         1994          1993
                                                 ------------   -----------  -----------  -----------  -------------
                                                                           (In thousands)
Selected Balance Sheet Data:
Total assets                                        $107,796       $92,235     $ 88,022     $ 82,613       $ 77,608
Cash and cash equivalents                              4,400         4,695        4,257        6,331         16,969
Investment securities(1)                               4,996           500          500          500            500
Mortgage-backed securities(1)                         12,107        14,214       17,421       17,755         10,875
FHLB stock - at cost                                     834           778          726          570            543
Loans receivable, net(2)                              84,285        70,787       64,043       56,451         47,747
Deposits                                              77,373        79,831       76,664       72,255         68,241
Total equity                                          28,716        11,425       10,799        9,855          8,943

                                                                  For the Year Ended September 30,
                                                  ------------------------------------------------------------------
                                                     1997          1996         1995          1994          1993
                                                  ------------   ----------  ------------  -----------   -----------
                                                                                 (In thousand)
Selected Operating Data:
Interest income                                        $7,638       $6,697       $ 6,217      $ 5,424       $ 5,382
Interest expense                                        3,772        3,996         3,601        2,952         3,027
                                                       ------       ------       -------      -------        ------
Net interest income                                     3,866        2,701         2,616        2,472         2,355
Provision for loan losses                                  12            2            --           60            25
                                                       ------       ------       -------      -------        ------
         Net interest income after
                  provision for loan losses             3,854        2,699         2,616        2,412         2,330
Non-interest income                                       229          232           151          261           335
Non-interest expense                                    1,871        1,954         1,342        1,284         1,230
                                                       ------       ------       -------      -------        ------
Income before income taxes                              2,212          977         1,425        1,389         1,435
Income taxes                                              686          333           481          477           464
                                                       ------       ------       -------      -------        ------
Net income                                             $1,526       $  644       $   944      $   912       $   971
                                                       ======       ======       =======      =======       =======

                                                                         At or for the Year Ended
                                                                              September 30,
                                                   ---------------------------------------------------------------------
                                                      1997          1996           1995          1994          1993
                                                   ------------  ------------  ------------- ------------- -------------
Selected Financial Ratios and Other
Data(3):
Performance Ratios:
         Return on average assets                        1.42%         0.71%          1.10%         1.14%         1.32%
         Return on average equity                        5.31          5.59           8.94          9.84         12.77
         Average equity to average assets               25.37         12.68          12.30         11.62         10.30
         Equity to total assets at end of period        26.64         12.39          12.27         11.93         11.52
         Average interest rate spread(4)                 2.67          2.51           2.54          2.68          2.75
         Net interest margin(5)                          3.83          3.06           3.10          3.15          3.25
         Average interest-earning assets to
           average interest-bearing liabilities        131.00        112.32         112.20        112.61        111.98
         Efficiency ratio(6)                            45.68         66.61          51.29         51.93         52.21
         Non-interest expense to average assets          1.71          2.15           1.56          1.61          1.67
Regulatory Capital Ratios(7):
         Tangible capital                               13.89         12.40          12.27         11.93         11.52
         Core capital                                   13.89         12.40          12.27         11.93         11.52
         Risk-based capital                             28.63         27.25          27.90         28.45         27.57
Asset Quality Ratios:
         Non-performing loans as a percent of
           gross loans receivable(8)(9)                  0.68          0.82           0.55          0.46          0.63
         Non-performing assets as a percent of
           total assets(9)                               0.53          0.63           0.40          0.33          0.41
         Allowance for loan losses as a percent of
           gross loans receivable(8)                     0.13          0.13           0.14          0.16          0.06
         Allowance for loan losses as a percent of
           non-performing loans(9)                      18.60         16.19          26.02         34.17         10.16

___________
(1) The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), effective as of October 1, 1995. Prior to the adoption of SFAS No. 115, investment securities and mortgage-backed securities held for sale were carried at the lower of amortized cost or market value, as adjusted for amortization of premiums and accretion of discounts over the remaining terms of the securities from the dates of purchase.
(2) Loans receivable are shown net of loans in process, net deferred loan origination fees and the allowance for loan losses.
(3) Asset Quality Ratios and Regulatory Capital Ratios are end of period ratios. With the exception of end of period ratios, all ratios are based on average monthly balances during the indicated periods and are annualized where appropriate.
(4) The average interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5) The net interest margin represents net interest income as a percent of average interest-earning assets.
(6) The efficiency ratio represents non-interest expense as a percent of net interest income before provision for loan losses and non-interest income.
(7) For definitions and further information relating to the Bank's regulatory capital requirements, See "Regulation and Supervision - Federal Savings Institution Regulation - Capital Requirements."
(8)     Gross loans receivable are stated at unpaid principal balances.
(9) Non-performing assets consist of non-performing loans and real estate owned ("REO"). Non-performing loans consist of all loans 90 days or more past due and all other non-accrual loans. See "Lending Activities
        - Non-Performing Assets" and "-Real Estate Owned."

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

         The following table shows the NPV and projected change in the NPV of the Bank at September 30, 1997 assuming an instantaneous and sustained change in market interest rates of 100, 200, 300 and 400 basis points, as calculated by the OTS. The table indicates that the structure of the Bank's assets and liabilities would result in a decline in the Bank's NPV in a rising rate environment. Specifically, the table indicates that, at September 30, 1997, the Bank's NPV was $16.4 million (or 15.6% of the market value of portfolio assets) and that, based upon the assumptions utilized, an immediate increase in market interest rates of 200 basis points would result in a $5.1 million or 15% decline in the Bank's NPV and would result in a 423 basis point or 27.2% decline in the Bank's NPV ratio to 11.3%.

                                                                                    NPV as % of Portfolio Value of
                                              Net Portfolio Value                               Assets
                               --------------------------------------------------  ---------------------------------


      Change in Rates             $ Amount         $ Change          % Change        NPV Ratio          % Change
-----------------------------  ---------------  ---------------   ---------------  ---------------   ---------------
           400 bp                  $5,824          $(10,528)            (64)%           6.25%              59.8%
           300 bp                   8,502            (7,849)            (48)            8.84               43.2
           200 bp                  11,253            (5,098)            (31)           11.33               27.2
           100 bp                  13,945            (2,406)            (15)           13.63               12.4
           Static                  16,351                                              15.56
          (100) bp                 18,030             1,679              10            16.84                8.2
          (200) bp                 18,797             2,445              15            17.37               11.6
          (300) bp                 19,474             3,123              19            17.83               14.6
          (400) bp                 20,640             4,288              26            18.65               19.9

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

         Average Balance Sheets.   The following table sets forth certain
information relating to the Company at September 30, 1997, and for the years ended September 30, 1997, 1996 and 1995. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances has caused any material differences in the information presented. Average balances of loans receivable include loans on which the Company has discontinued accruing interest. The yields and costs include amortized and deferred fees and costs which are considered adjustments to yields.

                                                                                                         Year Ended September 30,
                                                                     --------------------------------------------------------------
                                                 At September 30,                 1997                             1996
                                                       1997
                                               --------------------- ------------------------------ -------------------------------
                                                                                           Average                          Average
                                                           Yield/     Average               Yield/    Average                Yield/
                                                Balance     Cost      Balance   Interest     Cost     Balance    Interest     Cost
                                               ---------- ---------- --------------------------------------------------------------
                                                                                                   (Dollars in thousands)
Assets:
  Interest-earning assets:
    Interest-earning deposits in other banks   $  3,085     5.95%    $  7,993   $   452     5.65%    $ 3,584     $  227      6.33%
    Investment securities, net(1)                 5,830     5.47        2,975       242     8.13       1,255         76      6.06
    Loans receivable, net(2)                     84,285     7.76       76,727     5,944     7.75      67,919      5,228      7.70
    Mortgage-backed securities, net(1)           12,107     7.34       13,181     1,000     7.54      15,547      1,166      7.50
                                               --------              --------    ------              -------     ------
          Total interest-earning assets         105,307     7.53      100,876     7,638     7.57      88,305      6,697      7.59
  Non-interest-earning assets                     2,489                 3,488                          2,505
                                               --------              --------                        -------
          Total assets                         $107,796              $104,364                        $90,810
                                               ========              ========                        =======
Liabilities and Equity:
  Interest-bearing liabilities:
    Passbook savings accounts                  $  7,810     2.94     $  8,470   $   237     2.80     $ 8,522        250      2.93
    Money market accounts                         5,802     3.17        6,218       192     3.09       8,464        262      3.10
    NOW accounts                                  4,690     3.18        5,439        84     1.54       4,552         88      1.93
    Certificate accounts                         57,674     5.78       56,876     3,259     5.73      57,081      3,396      5.95
                                               --------              --------   -------              -------     ------
          Total interest-bearing liabilities     75,976     5.13       77,003     3,772     4.90      78,619      3,996      5.08
    Non-interest-bearing liabilities              3,104                   886                            675
                                               --------              --------                        -------
          Total liabilities                      79,080                77,889                         79,294
    Equity                                       28,716                26,475                         11,516
                                               --------              --------                        -------
          Total liabilities and equity         $107,796              $104,364                        $90,810
                                               ========              ========                        =======
    Net interest income before provision
      for estimated loan losses                                                  $3,866                          $2,701
                                                                                 ======                          ======
    Net interest rate spread(3)                                                             2.67%                            2.51%
                                                                                            ====                             ====
    Net interest margin(4)                                                                  3.83%                            3.06%
                                                                                            ====                             ====
    Ratio of interest-earning assets to
      interest-bearing liabilities               138.61%               131.00%                        112.32%
                                                 ======                ======                         ======


                                                ------------------------------------
                                                                 1995

                                                ------------------------------------
                                                                          Average
                                                    Average                Yield/
                                                    Balance    Interest     Cost
                                                ------------------------------------
                                                             (In thousands)
Assets:
  Interest-earning assets:
    Interest-earning deposits in other banks       $ 5,658     $  294      5.20%
    Investment securities, net(1)                    1,154         60      5.20
    Loans receivable, net(2)                        59,832      4,587      7.67
    Mortgage-backed securities, net(1)              17,872      1,276      7.14
                                                  --------     ------
          Total interest-earning assets             84,516      6,217      7.36
  Non-interest-earning assets                        1,372
                                                  --------
          Total assets                             $85,888
                                                  ========
Liabilities and Equity:
  Interest-bearing liabilities:
    Passbook savings accounts                     $  8,582        287      3.34
    Money market accounts                           11,933        400      3.35
    NOW accounts                                     4,470        109      2.44
    Certificate accounts                            49,770      2,805      5.64
                                                  --------     ------
          Total interest-bearing liabilities        74,755      3,601      4.82
                                                               ------
    Non-interest-bearing liabilities                   572
                                                  --------
          Total liabilities                         75,327
    Equity                                          10,561
                                                  --------
          Total liabilities and equity             $85,888
                                                  ========
    Net interest income before provision
      for estimated loan losses                                $2,616
                                                               ======
    Net interest rate spread(3)                                            2.54%
                                                                           ====
    Net interest margin(4)                                                 3.10%
                                                                           ====
    Ratio of interest-earning assets to
      interest-bearing liabilities                  112.20%
                                                    ======

_______________________
(1)  Includes unamortized discounts and premiums.
(2) Amount is net of loans in process, net deferred loan origination fees and allowance for loan losses and includes non-performing loans.
(3) Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(4) Net interest margin represents net interest income divided by average interest-earning assets.

         Rate/Volume Analysis. The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate);
(ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.


                                                        Year Ended September 30, 1997       Year Ended September 30, 1996
                                                                 Compared to                         Compared to
                                                        Year Ended September 30, 1996       Year Ended September 30, 1995
                                                      ----------------------------------  ----------------------------------
                                                       Increase (Decrease)                 Increase (Decrease)
                                                              Due to                             Due to
                                                      -----------------------             ----------------------
                                                        Volume       Rate        Net       Volume       Rate        Net
                                                      ----------- ----------- ----------  ---------- ----------- -----------
                                                                                                   (In thousands)
Interest-earning assets:
         Interest-earning deposits in other banks           $252     $   (27)    $  225      $ (123)       $ 56       $ (67)
         Investment securities, net                          133          33        166           6          10          16
         Loans receivable, net                               682          34        716         623          18         641
         Mortgage-backed securities, net                    (179)         13       (166)       (172)         62        (110)
                                                           -----     -------     ------      ------        ----       -----
                  Total change in interest income            888          53        941         334         146         480
                                                           -----     -------     ------      ------        ----       -----

Interest-bearing liabilities:
         Passbook savings accounts                            (2)        (11)       (13)         (2)        (35)        (37)
         Money market accounts                               (69)         (1)       (70)       (109)        (29)       (138)
         NOW accounts                                         15         (19)        (4)          2         (23)        (21)
         Certificate accounts                                (12)       (125)      (137)        429         162         591
                                                           -----     -------     ------      ------        ----       -----
                  Total change in interest expense           (68)       (156)      (224)        320          75         395
                                                           -----     -------     ------      ------        ----       -----
Net change in net interest income                          $ 956     $   209     $1,165      $   14        $ 71       $  85
                                                           =====     =======     ======      ======        ====       =====

                                                              Year Ended September 30, 1995
                                                                       Compared to
                                                              Year Ended September 30, 1994
                                                            -----------------------------------
                                                             Increase (Decrease)
                                                                    Due to
                                                            -----------------------
                                                              Volume       Rate        Net
                                                            ----------- ----------- -----------
                                                                      (In thousands)

Interest-earning assets:
         Interest-earning deposits in other banks               $ (259)      $ 165      $  (94)
         Investment securities, net                                  5          11          16
         Loans receivable, net                                     591          (4)        587
         Mortgage-backed securities, net                           316         (32)        284
                                                                ------       -----      ------
                  Total change in interest income                  653         140         793
                                                                ------       -----      ------

Interest-bearing liabilities:
         Passbook savings accounts                                 (26)        (16)        (42)
         Money market accounts                                    (278)        (83)       (361)
         NOW accounts                                               11         (18)         (7)
         Certificate accounts                                      722         337       1,059
                                                                ------       -----      ------
                  Total change in interest expense                 429         220         649
                                                                ------       -----      ------
Net change in net interest income                               $  224       $ (80)     $  144
                                                                ======       =====      ======

Comparison of Operating Results for the Years Ended September 30, 1997 and September 30, 1996

General

         Net earnings for the year ended September 30, 1997 were $1,526,000, an increase of $882,000 or 136.9% from $644,000 for the year ended September 30, 1996. The increase in net earnings between the two years resulted from a $1.16 million increase in net interest income which was partially offset by an increase of $353,000 in tax expense.

Interest income

         Interest income increased by $941,000, or 14.1%, from $6.7 million for the year ended September 30, 1996 to $7.6 million for the year ended
September 30, 1997. The increase in interest income resulted primarily from $12.6 million increase in average interest-earning assets. The increase in average earning assets is due to the use of the proceeds from the conversion to fund increases in the loan portfolio.

Interest expense

         Interest expense decreased $224,000, or 5.6%, from $4.0 million for the year ended September 30, 1996 to $3.8 million for the year ended September 30, 1997. The decrease in interest expense was due primarily to a $1.6 million decrease in the average balance of interest-bearing liabilities between the two fiscal years. The decrease also reflects an 18 basis point decrease in the average cost of interest-bearing liabilities from 5.08% for the year ended September 30, 1996 to 4.90% for the year ended September 30, 1997.

Net interest income

         Net interest income increased by $1.2 million from $2.7 million for the year ended September 30, 1996 to $3.9 million for the year ended September 30, 1997. The increase in net interest income reflects continued growth in the Company's average balance of interest-earning assets complimented by a decrease in the average balance of interest-bearing liabilities. The net interest margin increased from 3.06% for the year ended September 30, 1996 to 3.83% for the year ended September 30, 1997, due primarily to the increase in the ratio of interest-earning assets to interest-bearing liabilities and partially due to a 16 basis point increase in the net interest rate spread.

Provision for Loan Losses

         The Bank made a $12,000 provision for loan losses for the year ended September 30, 1997 as compared to a $2,000 provision for the year ended September 30, 1996. The amount of the Bank's provision for loan losses is based upon management's periodic analysis of the adequacy of the allowance for loan losses. The Bank has historically experienced very low levels of loan losses and has no charge-offs during 1997 or 1996. Based upon recent growth in the size of the Bank's loan portfolio, and the resultant increased risk of loss inherent in a larger portfolio, management has begun to make additional provisions for loan losses.

Non-Interest Income

         Non-interest income decreased by $3,000 from $232,000 for the year ended September 30, 1996 to $229,000 for the year ended September 30, 1997. The decrease in non-interest income between the two periods resulted primarily from a decline in the gain on sale of securities and service charges and fees which was partially offset by an increase in other income.

Non-Interest Expense

         Non-interest expense decreased by $84,000, or 4.3%, from $2.0 million for the year ended September 30, 1996 to $1.9 million for the year ended September 30, 1997. The decrease was primarily due to the $590,000 decrease in FDIC insurance due to the special assessment on all SAIF-insured deposits in the year ended September 30, 1996. This decrease was partially offset by an increase in compensation and benefits of $326,000 and an increase in other non-interest expenses of $213,000. The increase in compensation and benefits is primarily related to the expense associated with the ESOP plan implemented in conjunction with the conversion and the Stock-Based Incentive Plan implemented May 28, 1997. The increase in other non-interest expenses is primarily related to the conversion and name change of the subsidiary bank.

Income Taxes

         The Company's income tax expense increased $353,000, or 10%, from $333,000 for the year ended September 30, 1996 to $686,000 for the year ended September 30, 1997. The increase in income tax expense between the two fiscal years resulted from an increase in income before taxes.

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

Non-interest Income

         Non-interest income increased by $81,000 from $151,000 for the year ended September 30, 1995 to $232,000 for the year ended September 30, 1996. The increase in non-interest income between the two periods resulted primarily from a $70,000 increase in service charges and fees and an $8,000 gain on the sale of mortgage-backed securities available for sale during the year ended September 30, 1996.

Non-interest Expense

         Non-interest expense increased by $612,000, or 45.6%, from $1.3 million for the year ended September 30, 1995 to $2.0 million for the year ended September 30, 1996. As discussed above, the most significant factor in this increase was the special assessment on all SAIF-insured deposit, which amounted to $486,000 (before taxes). The cost of federal deposit insurance is expected to be significantly reduced in future periods due to changes made by the FDIC in the schedule of deposit insurance rates as a result of the statute which provided for the imposition of the special assessment. See "Regulation and Supervision - Federal Savings Institution Regulation - Insurance of Deposit Account." Management expects the Company's level of non-interest expense to increase following the conversion due to increased legal, accounting and other operating expenses resulting from operating as a public company. In addition, management anticipates the Company's compensation and benefits expense will increase following the Conversion as a result of the Employee Stock Ownership Plan recently implemented and other proposed benefit plans.

Income Taxes

         The Bank's income tax expense decreased by $147,000, or 30.7%, from $481,000 for the year ended September 30, 1995 to $333,000 for the year ended September 30, 1996. The decrease in income tax expense between the two fiscal years resulted from a decrease in income before income taxes.

Comparison of Financial Condition at September 30, 1997 and September 30, 1996

         The Company's total assets grew by $15.7 million, or 16.9%, from $92.2 million at September 30, 1996 to $107.8 million at September 30, 1997.
The primary component in the increase in total assets was a $13.5 million increase in loans receivable and a $4.5 million increase in investment securities held to maturity which was partially offset by a $2.1 million reduction in mortgage-backed securities held to maturity. The increase in loans was primarily due to a $11.4 million increase in one- to four-family residential mortgage loans and a $1.3 million increase in multi-family loans. See "Business--Lending Activities--Originations and Purchase of Loans." The increase in assets was primarily funded by the $19.8 million net proceeds from the conversion. Total liabilities decreased $1.7 million from $80.8 million at September 30, 1996 to $79.1 million at September 30, 1997. The decrease was due to a $2.5 million decline in deposits which was partially offset by a $1.0 million increase in borrowings from the Federal Home Loan Bank. Total equity increased $17.3 million from $11.4 million at September 30, 1996 to $28.7 million at September 30, 1997. The increase was due primarily to the $19.8 million net proceeds from the issuance of stock and $1.6 million of earnings which was partially offset by $2.7 million of treasury shares repurchased and $1.6 million of stock reserved for the employee stock ownership plan.

Liquidity and Capital Resources

         The Bank's primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from the maturation of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank maintains a liquidity ratio above the regulatory requirement. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 5%. The Bank's average regulatory liquidity ratios were 7.74%, 6.60%, 7.68%, 11.26%, and 26.20% for the years ended September 30, 1997, 1996, 1995, 1994, and 1993, respectively. The Bank's regulatory liquidity ratio increased immediately after the consummation of the Conversion because the bulk of the net conversion proceeds were initially invested in short-term investment securities and subsequently decreased as the proceeds were used to fund loan growth.

         The Bank's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows provided by operating activities were $1.6 million, $805,000 and $904,000 for the years ended September 30, 1997, 1996 and 1995, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of investments and mortgage-backed securities, offset by principal collections on loans and proceeds from maturation of investments and paydowns on mortgage-backed securities. Net cash from financing activities consisted primarily of activity in deposit accounts. The net decrease in deposits was $2.5 million for the year ended September 30, 1997, and increase in deposits of $3.2 million and $4.4 million for the years ended September 30, 1996 and 1995, respectively.

         At September 30, 1997, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $14.3 million, or 13.9%, of adjusted total assets, which is above the required level of $1.5 million, or 1.5%; core capital of $14.3 million, or 13.9%, of adjusted total assets, which is above the required level of $3.1 million, or 3.0%; and risk-based capital of $14.4 million, or 28.6%, of risk-weighted assets, which is above the required level of $4.0 million, or 8.0%.

         The Bank's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At September 30, 1997, cash and short-term investments totalled $9.4 million. The Bank has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans. The Bank may also utilize FHLB advances or the sale of securities available for sale as a source of funds. At September 30, 1997, the Bank had $1.0 million of advances outstanding from the FHLB and $739,000 of mortgage-backed securities available for sale.

         At September 30, 1997, the Bank had outstanding commitments to originate mortgage loans of $2.7 million compared to $2.4 million at September 30, 1996. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts which are scheduled to mature in less than one year from September 30, 1997 totalled $43.5 million. The Bank expects that a substantial portion of the maturing certificate accounts will be retained by the Bank at maturity. However, if a substantial portion of these deposits are not retained, the Bank may utilize Federal Home Loan Bank advances, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

Impact of New Accounting Standards

         In May 1994, the Financial Accounting Standards Board ("FASB") issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"), which has been amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure (SFAS No. 118")."
Under the provisions of SFAS No. 114, as amended, a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. SFAS No. 114 requires creditors to measure impairment of a loan based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, a creditor shall recognize an impairment by recording a valuation allowance with a corresponding charge to the provision for loan losses. The Bank adopted the provisions of SFAS No. 114 and SFAS No. 118 effective October 1, 1996. The adoption of SFAS No. 114 and SFAS No. 118 did not have a material impact on the results of operations or financial condition of the Bank.

         In May 1996, the FASB issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights ("SFAS No. 122")." SFAS No. 122 requires an institution that purchases or originates mortgage loans and sells or securitizes those loans with servicing rights retained to allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. In addition, institutions are required to assess impairment of the capitalized mortgage servicing portfolio based on the fair value of those rights. SFAS No. 122 is effective for fiscal years beginning after December 15,
1996.   Adoption of this statement did not have a material impact on the Bank's net income or financial condition.

         In November 1996, the FASB issued SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"). This statement establishes financial accounting standards for stock-based employee compensation plans. SFAS No. 123 permits the Bank to choose either a new fair value based method or the current APB Opinion 25 intrinsic value based method of accounting for its stock-based compensation arrangements. SFAS No. 123 requires pro forma disclosures of net earnings and earnings per share computed as if the fair value based method had been applied in financial statements of companies that continue to follow current practice in accounting for such arrangements under Opinion 25. The disclosure provisions of SFAS No. 123 are effective for fiscal years beginning after December 15, 1996.

         In June 1997 the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"). This Statement, which supersedes SFAS No. 122, provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with a pledge of collateral. The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1997, and should be applied prospectively. Earlier or retroactive application of this Statement is not permitted. Adoption of this statement is not expected to have a material impact on the Bank's net income or financial condition.

         On March 3, 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which is effective for financial statements beginning with the quarter ended December 31, 1997. SFAS No. 128 simplifies the calculation of earnings per share ("EPS") by replacing primary EPS with basic EPS. It also requires dual presentation of basic EPS and diluted EPS for entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted EPS will reflect the potential dilution of securities that could share in earnings, such as stock options, warrants or other common stock equivalents. All prior period EPS data will be restated to conform with the new presentation methods.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes standards for the reporting and displaying of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 130 is not expected to have a material impact on the results of operations or financial condition of the Company.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement is effective for financial statements for periods beginning after December 15, 1997. The adoption of SFAS No. 131 is not expected to have a material impact on the results of operations or financial condition of the Company.


Item 8.  Financial Statements and Supplementary Data.
-----------------------------------------------------

                         DELPHOS CITIZENS BANCORP, INC.


                                 Delphos, Ohio

                       CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1997, 1996 and 1995




                                    CONTENTS



REPORT OF INDEPENDENT AUDITORS..........................................     46


FINANCIAL STATEMENTS

     Consolidated Statements of Financial Condition.....................     47

     Consolidated Statements of Income..................................     48

     Consolidated Statements of Shareholders' Equity....................     49

     Consolidated Statements of Cash Flows..............................     50

     Notes to Consolidated Financial Statements.........................     52

                              [Crowe Chizek Logo]



                         REPORT OF INDEPENDENT AUDITORS



Board of Directors
Delphos Citizens Bancorp, Inc.
Delphos, Ohio


We have audited the accompanying consolidated statement of financial condition of Delphos Citizens Bancorp, Inc. (Company), Delphos, Ohio, as of September 30, 1997 and 1996 and the related consolidated statements of income, shareholders' equity, and cash flows for the fiscal years ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The September 30, 1995 financial statements were audited by other auditors whose report dated November 15, 1995 and July 2, 1996 expressed an unqualified opinion.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Delphos Citizens Bancorp, Inc. as of September 30, 1997 and 1996, and the results of its operations and its cash flows for the two years ended September 30, 1997, in conformity with generally accepted accounting principles.




                                               /s/ Crowe, Chizek and Company LLP
                                               _________________________________
                                               Crowe, Chizek and Company LLP

Columbus, Ohio
October 30, 1997


--------------------------------------------------------------------------------

                         DELPHOS CITIZENS BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                          September 30, 1997 and 1996

--------------------------------------------------------------------------------

                                                                                          September 30,
                                                                                     1997                1996
                                                                                     ----                ----
ASSETS
Cash and due from banks                                                         $     1,315,950    $      1,585,654
Interest-bearing deposits in other banks                                              3,084,500           3,109,623
                                                                                ---------------    ----------------
     Total cash and cash equivalents                                                  4,400,450           4,695,277
Investment securities held to maturity
  (Estimated fair  value of $4,999,000 in 1997 and
  $500,000 in 1996) (Note 2)                                                          4,996,139             500,000
Mortgage-backed securities available
  for sale (Note 2)                                                                     739,366             777,174
Mortgage-backed securities held to maturity
  (Estimated fair value of $11,789,418 in  1997
  and  $13,672,721 in 1996) (Note 2)                                                 11,367,191          13,437,301
Loans receivable, net (Note 3)                                                       84,285,038          70,786,851
FHLB stock, at cost                                                                     833,800             777,700
Premises and equipment (Note 4)                                                         660,703             684,754
Accrued interest receivable                                                             445,461             293,046
Other assets                                                                             67,808             283,194
                                                                                ---------------    ----------------

     Total assets                                                               $   107,795,956    $     92,235,297
                                                                                ===============    ================

LIABILITIES
Deposits (Note 5)                                                               $    77,372,969    $     79,830,835
Federal Home Loan Bank Advances (Note 6)                                              1,000,000
Escrow accounts                                                                         236,090             206,180
Accrued interest payable                                                                 33,193              31,295
Accrued expenses and other liabilities                                                  437,327             741,541
                                                                                ---------------    ----------------
     Total liabilities                                                               79,079,579          80,809,851

SHAREHOLDERS' EQUITY
Preferred Stock, authorized 1,000,000 shares, no shares
  issued and outstanding
Common stock, $.01 par value, 4,000,000 shares
  authorized, 2,047,631 shares issued                                                    20,476
Additional paid-in capital                                                           19,854,707
Retained earnings, substantially restricted (Note 14)                                12,969,205          11,443,182
Treasury stock (87,936 shares)                                                       (1,479,065)
Obligation under employee stock ownership plan (Note 11)                             (1,463,076)
Unearned recognition and retention plan (Note 13)                                    (1,186,019)
Unrealized gain (loss) on securities available for sale, net                                149             (17,736)
                                                                                ---------------    ----------------
  Total shareholders' equity                                                         28,716,377          11,425,446
                                                                                ---------------    ----------------

     Total liabilities and shareholders' equity                                 $   107,795,956    $     92,235,297
                                                                                ===============    ================

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                         DELPHOS CITIZENS BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                 Years ended September 30, 1997, 1996 and 1995

--------------------------------------------------------------------------------

                                                                                Years Ended September 30,
                                                                       1997              1996               1995
                                                                       ----              ----               ----
Interest income
     First mortgage loans                                      $    5,830,456     $    5,128,744    $     4,503,056
     Consumer and other loans                                         113,171             99,927             83,978
     Investment securities                                            185,383             23,305             21,133
     Mortgage-backed and related securities                         1,000,051          1,166,095          1,276,199
     Dividends on FHLB stock                                           56,309             52,212             39,344
     Interest bearing deposits in banks                               452,155            227,073            293,674
                                                               --------------     --------------    ---------------

         Total interest income                                      7,637,525          6,697,356          6,217,384

Interest expense
     Deposits (Note 5)                                              3,771,889          3,996,351          3,601,490
                                                               --------------     --------------    ---------------

Net interest income                                                 3,865,636          2,701,005          2,615,894

Provision for loan losses (Note 3)                                     12,000              2,000
                                                               --------------     --------------    ---------------

Net interest income after
  provision for loan losses                                         3,853,636          2,699,005          2,615,894
                                                               --------------     --------------    ---------------

Non-interest income
     Service charges and fees                                         186,162            193,632            123,623
     Gain on sale of mortgage-backed
       securities available for sale                                                       8,259
     Other non-interest income                                         42,591             30,580             27,290
                                                               --------------     --------------    ---------------
         Total non-interest income                                    228,753            232,471            150,913
                                                               --------------     --------------    ---------------

Non-interest expense
     Compensation and benefits (Notes 10, 11, 13)                     953,502            627,107            552,215
     Occupancy and equipment                                           87,077             90,429             88,042
     Deposit insurance (Note 8)                                        74,379            664,031            166,347
     Data processing and maintenance                                  120,668            158,417            146,234
     Franchise taxes                                                  174,849            167,262            150,438
     Other non-interest expense                                       459,741            246,684            238,574
                                                               --------------     --------------    ---------------
         Total non-interest expense                                 1,870,216          1,953,930          1,341,850
                                                               --------------     --------------    ---------------

Income before income taxes                                          2,212,173            977,546          1,424,957

Income tax expense (Note 7)                                           686,150            333,250            480,752
                                                               --------------     --------------    ---------------

Net income                                                     $    1,526,023    $       644,296    $       944,205
                                                               ==============    ===============    ===============

Earnings per share (Note 1)
         Primary                                               $          .75                N/A                N/A
         Fully diluted                                         $          .74                N/A                N/A

-------------------------------------------------------------------------------

      See accompanying notes to consolidated financial statements.

                         DELPHOS CITIZENS BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 Years ended September 30, 1997, 1996 and 1995
--------------------------------------------------------------------------------



                                                           Additional                                   Obligation
                                                 Common      Paid-in       Retained     Treasury           Under      Unearned
                                                  Stock      Capital       Earnings       Stock            ESOP     Compensation
                                                  -----      -------       --------       -----            ----     ------------
Balance at October 1, 1994                                                $ 9,854,681


Net income                                                                    944,205
                                                                          -----------

Balance at September 30, 1995                                              10,798,886

Net income                                                                    644,296

Unrealized loss on securities available
  for sale, net of tax of $9,137
                                                                          -----------

Balance at September 30, 1996                                              11,443,182

Net income                                                                  1,526,023

Proceeds from sale of stock, net of
  issuance costs                            $    20,476   $  19,783,352

Employee stock ownership plan
  obligation                                                                                          $(1,630,970)

Reduction of obligation under
  employee stock ownership plan                                  71,355                                   167,894

81,548 shares purchased under
  recognition and retention plan                                                                                     $(1,270,735)

Compensation expense with respect to
  recognition and retention plan                                                                                          84,716

Purchase of treasury stock, 87,936 shares                                               $(1,479,065)

Change in unrealized loss on securities
  available for sale, net
                                            -----------   -------------   -----------   -----------   -----------    -----------

Balance at September 30, 1997               $    20,476   $  19,854,707   $12,969,205   $(1,479,065)  $(1,463,076)   $(1,186,019)
                                            ===========   =============   ===========   ===========   ===========    ===========

                                               Unrealized
                                             Gains (Losses)
                                              on Securities       Total
                                              Available for   Shareholders
                                                Sale, Net        Equity
                                                ---------        ------
Balance at October 1, 1994                                  $ 9,854,681


Net income                                                      944,205
                                                            -----------

Balance at September 30, 1995                                10,798,886

Net income                                                      644,296

Unrealized loss on securities available
  for sale, net of tax of $9,137              $   (17,736)      (17,736)
                                              -----------   -----------

Balance at September 30, 1996                     (17,736)   11,425,446

Net income                                                    1,526,023

Proceeds from sale of stock, net of
  issuance costs                                             19,803,828

Employee stock ownership plan
  obligation                                                 (1,630,970)

Reduction of obligation under
  employee stock ownership plan                                 239,249

81,548 shares purchased under
  recognition and retention plan                             (1,270,735)

Compensation expense with respect to
  recognition and retention plan                                 84,716

Purchase of treasury stock, 87,936 shares                    (1,479,065)

Change in unrealized loss on securities
  available for sale, net                          17,885        17,885
                                              -----------   -----------

Balance at September 30, 1997                 $       149   $28,716,377
                                              ===========   ===========


-------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                         DELPHOS CITIZENS BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Years ended September 30, 1997, 1996 and 1995

--------------------------------------------------------------------------------

                                                                               Years Ended September 30,
                                                                     1997               1996                  1995
                                                                     ----               ----                  ----
Cash flows from operating activities
     Net income                                             $     1,526,023     $       644,296    $        944,205
     Adjustments to reconcile net income to
       net cash provided by operating activities:
         Deferred fees on loans                                      17,800             (14,696)             (7,237)
         Premiums and discounts on investment
            and mortgage-backed securities                          (30,820)            (24,772)            (21,904)
         Provision for loan losses                                   12,000               2,000
         Stock dividends from FHLB                                  (56,100)            (52,100)            (39,100)
         Gain on sale of securities                                                      (8,259)
         Depreciation and amortization of
           premises and equipment                                    49,298              50,985              51,570
         Deferred taxes                                             126,133            (140,005)             27,340
         Compensation expense on
           ESOP shares                                              239,249
         Amortization of unearned compensation                       84,716
         Increase (decrease) in:
              Accrued interest receivable                          (152,415)            (38,308)            (81,280)
              Other assets                                          215,385            (186,123)            (17,424)
              Interest payable                                        1,898               7,759              (4,367)
              Accrued expenses and
                other liabilities                                  (439,999)            563,743              52,656
                                                            ----------------    ---------------    ----------------
              Net cash from operating activities                  1,593,168             804,520             904,459
                                                            ---------------     ---------------    ----------------

Cash flows from investing activities
     Mortgage-backed securities available
       for sale
         Proceeds from sales                                                            763,370
         Proceeds from paydowns                                      65,345              48,379
     Investment and mortgage-backed
       securities held to maturity
         Purchases                                               (4,985,938)                               (990,000)
         Proceeds from maturities
           and paydowns                                           2,590,730           2,400,546           1,285,001
     Purchases of FHLB stock                                                                               (116,700)
     Loan originations net of principal
       payment on loans                                         (13,527,987)         (6,731,466)         (7,570,243)
     Purchases of premises and equipment                            (25,247)            (11,031)            (19,995)
                                                            ----------------    ---------------    ----------------
         Net cash used in investing activities                  (15,883,097)         (3,530,202)         (7,411,937)
                                                            ----------------    ---------------    ----------------


--------------------------------------------------------------------------------

                                   (Continued)

                         DELPHOS CITIZENS BANCORP, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 Years ended September 30, 1997, 1996 and 1995

--------------------------------------------------------------------------------

                                                                              Years Ended September 30,
                                                                    1997               1996                1995
                                                                    ----               ----                ----
Cash flows from financing activities
     Net change in deposit accounts                         $    (2,457,866)    $     3,166,393    $      4,409,416
     Net change in mortgage escrow funds                             29,910              (2,506)             24,640
     Proceeds from FHLB advances                                  1,000,000
     Net proceeds from sale of stock                             18,172,858
     Shares purchased under RRP                                  (1,270,735)
     Purchase of treasury stock                                  (1,479,065)
                                                            ---------------     ---------------    ----------------
         Net cash from financing activities                      13,995,102           3,163,887           4,434,056
                                                            ---------------     ---------------    ----------------

Net increase/(decrease) in cash and
  cash equivalents                                                 (294,827)            438,205          (2,073,422)

Cash and cash equivalents at beginning
  of period                                                       4,695,277           4,257,072           6,330,494
                                                            ---------------     ---------------    ----------------

Cash and cash equivalents at end of period                  $     4,400,450     $     4,695,277    $      4,257,072
                                                            ===============     ===============    ================


Supplemental disclosures
  Cash paid for:
         Interest on deposits                               $     3,773,787     $     3,988,592    $      3,605,857
                                                            ===============     ===============    ================
         Income taxes                                       $       502,000     $       455,741    $        442,954
                                                            ===============     ===============    ================

Noncash transactions:
     Transfer of mortgage-backed
       securities to available for sale                                         $     1,607,975
                                                                                ===============


--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1997, 1996 and 1995

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Delphos Citizens Bancorp, Inc. (Company) and its wholly owned subsidiary Citizens Bank of Delphos (Bank). All significant intercompany balances and transactions have been eliminated in consolidation.

INDUSTRY SEGMENT INFORMATION: The Company is engaged in the business of banking with operations conducted through its office located in Delphos, Ohio. The Company originates and holds primarily residential and consumer loans to customers throughout the Allen and Van Wert County area in Northwest Ohio which generates the majority of the Company's income. The Company's primary deposit products are interest-bearing checking accounts and certificates of deposit. There are no branch operations.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The estimate that is particularly susceptible to a significant change relates to the determination of the allowance for losses on loans.

CASH AND CASH EQUIVALENTS: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, deposits with financial institutions and overnight deposits. The Company reports net cash flows for customer loan and deposit transactions.

INVESTMENT AND MORTGAGE-BACKED SECURITIES: The Company classifies investment and mortgage-backed securities as held to maturity, trading or available for sale. Securities classified as held to maturity are those that management has the positive intent and ability to hold to maturity. Securities held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts.

Securities classified as available for sale are those that management intends to sell or that could be sold for liquidity, investment management, or similar reasons, even if there is not a present intention for such a sale. Securities available for sale are carried at fair value with unrealized gains and losses included as a separate component of retained earnings, net of tax. Gains or losses on dispositions are based on net proceeds and the adjusted carrying amount of securities sold, using the specific identification method. Securities are written down to fair value when a decline in fair value is not temporary.


--------------------------------------------------------------------------------

                                  (Continued)

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1997, 1996 and 1995

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

LOANS RECEIVABLE: Loans receivable are stated at unpaid principal balances, less the allowance for loan losses, and net deferred loan origination fees. Interest income on loans is accrued over the term of the loans based upon the principal outstanding. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the collateral, and current economic conditions.

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

On October 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." Under these standards, loans considered to be impaired, as identified according to internal loan review standards, are reduced to the present value of expected future cash flows or to the fair value of collateral by allocating a portion of the allowance for loan losses to such loans. If these allocations cause the allowance for loan losses to require an increase, such an increase will be reported as a provision for loan losses charged to operations. The effect of adopting these standards did not materially affect the allowance for loan losses at October 1, 1995 or at September 30, 1996 and 1997.

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


--------------------------------------------------------------------------------

                                  (Continued)

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1997, 1996 and 1995

--------------------------------------------------------------------------------



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

LOAN FEES AND COSTS: Loan origination fees and costs are deferred, and are recognized as an adjustment to interest income using the interest method over the contractual life of the loans, adjusted for estimated prepayments based on the Company's historical prepayment experience.

OTHER REAL ESTATE: Other real estate owned is recorded at the lower of cost or fair value, less estimated costs to sell. Any reduction in fair value is reflected in a valuation allowance account established by a charge to income. Costs incurred to carry the real estate are charged to expense.

PREMISES AND EQUIPMENT: Land is carried at cost. Buildings, furniture and fixtures, and equipment are carried at cost, less accumulated depreciation. Buildings, furniture and fixtures, and equipment are depreciated using straight-line and accelerated methods over the estimated useful lives of the respective assets, which range from five to forty years.

INCOME TAXES: The Company follows the liability method in accounting for income taxes. The liability method provides that deferred tax assets and liabilities are recorded based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as "temporary differences."

EARNINGS PER SHARE: Primary and fully diluted earnings per common share for the year ended September 30, 1997 were computed based on earnings from the period November 20, 1996 (conversion date), to September 30, 1997, divided by the weighted average number of common shares outstanding for the period. Primary earnings per common share has been computed assuming the exercise of stock options less the treasury shares assumed to be purchased from the proceeds using the average market price of the Company's stock for the period November 20, 1996 through September 30, 1997. Fully diluted earnings per common share represents the additional dilution related to the stock options due to the use of the market price as of year end. The earnings for the period November 20, 1996 (conversion date) through September 30, 1997 was $1,406,783. The primary weighted average shares outstanding was 1,887,889 for the year ended September 30, 1997. The fully diluted weighted average shares outstanding was 1,894,677 for the year ended September 30, 1997. Earnings per share information for the years ended September 30, 1996 and 1995 is not meaningful since the mutual to stock conversion was not consummated until November 20, 1996.

STOCK OPTIONS: The excess of the option price over the par value of the shares issued is added to additional paid-in capital when exercised. Any tax benefit realized by the Company from the exercise of non-qualified stock options is added to paid-in capital. Expense for employee compensation under the stock option plan is based on APB No. 25, with expense reported only if options are granted below market price at grant date. Pro forma disclosures of net income and earnings per share are provided as if the fair value method of SFAS No. 123 were used for stock-based compensation.



--------------------------------------------------------------------------------

                                  (Continued)

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1997, 1996 and 1995

--------------------------------------------------------------------------------



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

CONCENTRATION OF CREDIT RISK: Most of the Company's business activity is with customers located within northwest Ohio, specifically Allen and Van Wert counties. Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to repay their loans is dependent on the economy in Allen and Van Wert counties.

FAIR VALUE OF FINANCIAL INSTRUMENTS: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed separately. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. The fair value estimates of existing on- and off-balance sheet financial instruments do not include the value of anticipated future business or the values of assets and liabilities not considered financial instruments.

FINANCIAL STATEMENT PRESENTATION: Certain previously reported consolidated financial statement amounts have been reclassified to conform to the 1997 presentation.


--------------------------------------------------------------------------------

                                  (Continued)

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1997, 1996 and 1995

--------------------------------------------------------------------------------



NOTE 2 - INVESTMENT AND MORTGAGE-BACKED SECURITIES

The carrying values and estimated fair values of investment and mortgage-backed securities are summarized as follows:

                                                                      September 30, 1997
                                                                 Gross              Gross             Estimated
                                             Amortized        Unrealized         Unrealized             Fair
                                               Cost              Gains              Loss                Value
                                               ----              -----              ----                -----
Investment securities
  held to maturity:
U.S. Treasury security                  $     4,996,139     $        2,861                       $     4,999,000

Mortgage-backed securities
  available for sale:
     GNMA Certificates                          739,141              7,081    $         6,856            739,366

Mortgage-backed securities
  held to maturity:
     GNMA Certificates                       11,218,082            420,972              5,565         11,633,489
     FHLMC Certificates                         149,109              6,820                               155,929
                                        ---------------     --------------    ---------------    ---------------
                                             11,367,191            427,792              5,565         11,789,418
                                        ---------------     --------------    ---------------    ---------------

     Total investment and
       mortgage-backed securities       $    17,102,471     $      437,734    $        12,421    $    17,527,784
                                        ===============     ==============    ===============    ===============

                                                                      September 30, 1996
                                                                 Gross              Gross             Estimated
                                             Amortized        Unrealized         Unrealized             Fair
                                               Cost              Gains              Loss                Value
                                               ----              -----              ----                -----
Investment securities
  held to maturity:
FHLB Debt security                      $       500,000                                          $       500,000

Mortgage-backed securities
  available for sale:
     GNMA Certificates                          804,047                       $        26,873            777,174

Mortgage-backed securities
  held to maturity:
     GNMA Certificates                       13,222,722     $      337,200            111,858         13,448,064
     FHLMC Certificates                         214,579             10,078                               224,657
                                        ---------------     --------------    ---------------    ---------------
                                             13,437,301            347,278            111,858         13,672,721
                                        ---------------     --------------    ---------------    ---------------

     Total investment and
       mortgage-backed securities       $    14,741,348     $      347,278    $       138,731    $    14,949,895
                                        ===============     ==============    ===============    ===============


--------------------------------------------------------------------------------

                                  (Continued)

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1997, 1996 and 1995

--------------------------------------------------------------------------------

NOTE 2 - INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)


The scheduled maturities of investment and mortgaged backed securities held to maturity and available for sale at September 30, 1997, were as follows:

                                                   Held to maturity                     Available for sale
                                             Amortized           Fair             Amortized             Fair
                                               Cost              Value              Cost                Value
                                               ----              -----              ----                -----
Due in one year or less                 $     4,996,139     $    4,999,000
Due from one to five years                        4,179              4,179
Due from five to ten years                      135,041            137,808
Due after ten years                          11,227,971         11,647,431    $       739,141    $       739,366
                                        ---------------     --------------    ---------------    ---------------
                                        $    16,363,330     $   16,788,418    $       739,141    $       739,366
                                        ===============     ==============    ===============    ===============

Expected maturities may differ from the contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties. Mortgage-backed securities are reported above at their contractual maturity date.

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

There were no sales of investment or mortgage-backed securities during the years ended September 30, 1997 and 1995. Proceeds from the sale of mortgage-backed securities available for sale during the year ended September 30, 1996 were $763,370. Gross gains of $8,259 were realized on these sales. There were no sales of investment securities during the year ended September 30, 1996.

--------------------------------------------------------------------------------

                                  (Continued)

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1997, 1996 and 1995

--------------------------------------------------------------------------------


NOTE 3 - LOANS RECEIVABLE

Loans receivable are summarized as follows:

                                                                                           September 30,
                                                                                     1997                1996
                                                                                     ----                ----
Real estate loans
     One- to four-family                                                        $    73,716,294    $     62,282,192
     Multi-family                                                                     1,288,236           1,505,896
     Commercial real estate                                                           6,272,532           4,969,530
     Construction and land                                                            3,780,811           4,871,181
                                                                                ---------------    ----------------
                                                                                     85,057,873          73,628,799
Less:
     Mortgage loans in process                                                       (3,162,366)         (4,709,495)
     Net deferred loan origination fees                                                 (71,117)            (53,316)
                                                                                ----------------   ----------------
                                                                                     81,824,390          68,865,988
                                                                                ---------------    ----------------

Consumer and other loans
     Manufactured homes                                                                 111,657              63,331
     Home equity loans                                                                1,215,545           1,038,780
     Unsecured loans                                                                    324,817             241,314
     Other consumer loans                                                               940,972             680,254
                                                                                ---------------    ----------------
                                                                                      2,592,991           2,023,679
Less:  Non-mortgage loans in process                                                    (25,983)             (8,456)
                                                                                ----------------   ----------------
                                                                                      2,567,008           2,015,223
                                                                                ---------------    ----------------

Less:  Allowance for loan losses                                                       (106,360)            (94,360)
                                                                                ----------------   ----------------

                                                                                $    84,285,038    $     70,786,851
                                                                                ===============    ================


Activity in the allowance for loan losses is summarized as follows:

                                                                                         September
                                                                            1997            1996           1995
                                                                            ----            ----           ----
Balance at beginning of period                                           $    94,360    $    92,360     $    92,360
Provision charged to income                                                   12,000          2,000               -
Charge-offs                                                                                       -               -
                                                                         -----------    -----------     -----------

Balance at end of period                                                 $   106,360    $    94,360     $    92,360
                                                                         ===========    ===========     ===========


As of and for the years ended September 30, 1997 and 1996, there were no impaired loans.


--------------------------------------------------------------------------------

                                  (Continued)

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1997, 1996 and 1995

--------------------------------------------------------------------------------


NOTE 3 - LOANS RECEIVABLE (Continued)

In the ordinary course of business, the Company has and expects to continue to have transactions, including borrowings, with its officers, directors and their affiliates. In the opinion of management, such transactions were on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than a normal risk of collectibility or present any other unfavorable features to the Company. Loans to such borrowers are summarized as follows:

                                                               September 30,
                                                            1997            1996
                                                            ----            ----
Balance at beginning of period                         $    227,632     $    350,722
New loans                                                    45,750
Payments                                                     (9,864)        (123,090)
                                                       ------------     ------------

Balance at end of period                               $    263,518     $    227,632
                                                       ============     ============


NOTE 4 - PREMISES AND EQUIPMENT

Premises and equipment is summarized as follows:

                                                               September 30,
                                                            1997            1996
                                                            ----            ----
Land and parking lot                                   $    175,654     $    175,654
Building and improvements                                   643,190          643,190
Furniture and equipment                                     320,701          295,454
                                                       ------------     ------------
                                                          1,139,545        1,114,298

Accumulated depreciation                                   (478,842)        (429,544)
                                                       -------------    ------------

                                                       $    660,703     $    684,754
                                                       ============     ============


--------------------------------------------------------------------------------

                                  (Continued)

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1997, 1996 and 1995

--------------------------------------------------------------------------------


NOTE 5 - DEPOSITS

Deposits are summarized as follows:
                                                        September 30,
                                                   1997                1996
                                                   ----                ----
     Demand and NOW accounts                 $     6,052,634    $      5,060,554
     Money market                                  5,802,264           7,421,874
     Savings and club accounts                     7,844,378           8,308,769
     Certificates                                 57,673,693          59,039,638
                                             ---------------    ----------------

                                             $    77,372,969    $     79,830,835
                                             ===============    ================

The aggregate amount of short-term certificates of deposits with a minimum denomination of $100,000 was approximately $5,292,000 at September 30, 1997 and $4,495,000 at September 30, 1996.

At September 30, 1997, the scheduled maturities of certificates of deposits are as follows:

                  1998                                     $    43,457,389
                  1999                                          13,022,335
                  2000                                             918,332
                  2001                                             162,237
                  2002 and thereafter                              113,400
                                                           ---------------
                                                           $    57,673,693
                                                           ===============


Interest expense on deposits is summarized as follows:

                                                        September 30,
                                         1997               1996                 1995
                                         ----               ----                 ----
Demand and NOW accounts           $        83,999     $        87,826    $        109,163
Money market                              191,449             261,944             399,912
Savings and club accounts                 237,414             249,804             286,943
Certificates                            3,259,027           3,396,777           2,805,472
                                  ---------------     ---------------    ----------------

                                  $     3,771,889     $     3,996,351    $      3,601,490
                                  ===============     ===============    ================


--------------------------------------------------------------------------------

                                  (Continued)

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1997, 1996 and 1995

--------------------------------------------------------------------------------


NOTE 6 - ADVANCE FROM FEDERAL HOME LOAN BANK

At September 30, 1997, the Bank had a line of credit enabling it to borrow up to $16,676,000 with the Federal Home Loan Bank ("FHLB"). The Company had the following outstanding FHLB advance at September 30, 1997:

                            Maturity            Rate            Amount
                            --------            ----            ------
                   December 29, 1997            6.53%         $1,000,000


The Company had no FHLB advances at September 30, 1996.

Pursuant to a collateral agreement with the FHLB, the advance is secured by all stock invested in the FHLB and certain qualifying first mortgage loans. Qualifying first mortgage loans pledged to secure FHLB advances totaled $1,500,000 at September 30, 1997.


NOTE 7 - INCOME TAXES

The provision for income taxes consists of the following:

                                                September 30,
                                   1997             1996           1995
                                   ----             ----           ----
Current expense                $    560,017    $    473,255     $    453,412
Deferred expense                    126,133        (140,005)          27,340
                               ------------    ------------     ------------

                               $    686,150    $    333,250     $    480,752
                               ============    ============     ============


--------------------------------------------------------------------------------

                                  (Continued)

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1997, 1996 and 1995

--------------------------------------------------------------------------------


NOTE 7 - INCOME TAXES (Continued)

The provision for federal income taxes differs from that computed at the statutory corporate tax rate as follows:

                                                                     September 30,
                                                         1997            1996           1995
                                                         ----            ----           ----
Statutory rate                                             34.0%           34.0%           34.0%
Effective tax rate                                         31.0%           34.0%           33.7%

Tax expense at statutory rate                      $    752,139    $    332,366     $    484,485
Other                                                   (65,989)            884           (3,733)
                                                   -------------   ------------     ------------

                                                   $    686,150    $    333,250     $    480,752
                                                   ============    ============     ============

Deferred income taxes are provided for temporary differences. The components of the Company's net deferred tax liability at September 30, 1997 and 1996, are as follows:


                                                       1997            1996
                                                       ----            ----
Deferred tax assets
     Deferred loan fees                          $      7,880    $     11,113
     Non-accrual interest                               6,033           1,796
     ESOP Expense                                      24,465
     Recognition and retention plan                    28,803
     SAIF assessment                                                  165,172
     Unrealized loss on investment
       securities available for sale                                    9,137
                                                 ------------    ------------
                                                       67,181         187,218
Deferred tax liabilities
     Bad debt deduction                              (210,823)       (214,903)
     FHLB stock dividends                            (143,038)       (123,964)
     Depreciation expense                             (18,158)        (17,919)
     Unrealized gain on investment
       securities available for sale                      (77)
                                                 ------------    ------------
                                                     (372,096)       (356,786)
                                                 ------------    ------------

Net deferred tax liability                       $   (304,915)   $   (169,568)
                                                 ============    ============

No valuation allowance for deferred tax assets was provided at September 30, 1997 and 1996, because the Company had sufficient net deferred tax liabilities and taxes paid in prior years and available for recovery to warrant recording the full deferred tax asset.


--------------------------------------------------------------------------------

                                  (Continued)

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1997, 1996 and 1995

--------------------------------------------------------------------------------


NOTE 7 - INCOME TAXES (Continued)

Retained earnings at September 30, 1997 and 1996, includes approximately $1,860,000 for which no federal income tax liability has been recorded. These amounts represent an allocation of income to bad debt deductions for tax purposes alone. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments from carryback of net operating losses would create income for tax purposes only, which would be subject to current tax. The unrecorded deferred tax liability on the above amounts at September 30, 1997 and 1996 was approximately $631,000.

There were no taxes attributable to securities gains for the years ended September 30, 1997 and 1995. Taxes attributable to securities gains approximated $3,000 for the year ended September 30, 1996.


NOTE 8 - DEPOSIT INSURANCE EXPENSE

The Company was affected by the undercapitalization of the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). On September 30, 1996, the President signed legislation which required federally insured institutions such as the Company to pay a one-time assessment of $0.657 per $100 of deposits held by the institution at March 31, 1995 to bring the SAIF to the required 1.25% reserve level.

The special assessment required the Bank to record an additional liability of $485,803, at September 30, 1996 which reduced net income for the year ended September 30, 1996 by approximately $321,000 after applicable income taxes.


NOTE 9 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and interest-rate caps and floors written in connection with variable rate loans the Company has originated. Those instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the statement of financial position. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments.

As of September 30, 1997, the Company had commitments to make loans at market rates of $2,696,000. Of these commitments, $1,371,000 had fixed rates ranging from 7.38% to 8.13%, and $1,325,000 had variable rates. The commitment period ranged from 30 to 90 days. As of September 30, 1996, the Company had commitments to make loans at market rates of $2,351,000. Since loan commitments may expire without being used, the amount does not necessarily represent future cash commitments.


--------------------------------------------------------------------------------

                                  (Continued)

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1997, 1996 and 1995

--------------------------------------------------------------------------------



NOTE 10 - PROFIT SHARING

The Company provides a 401(k) profit sharing plan for all eligible employees. Employees are eligible to participate in the plan if they have been employed by the Company for one-half year and have attained age twenty and one-half. Generally, employees can defer up to 10% of their compensation into the plan, not to exceed $9,500 for 1997 and 1996. The Company can make a matching discretionary contribution equal to a percentage of up to 6% of the employee's salary reduction. The Company may also make special discretionary contributions equal to a percentage of the employee's compensation.

The expense related to the profit sharing plan was $13,365, $32,026 and $30,758 for the years ending September 30, 1997, 1996 and 1995, respectively.


NOTE 11 - EMPLOYEE STOCK OWNERSHIP PLAN

Effective January 1, 1996, the Company established an Employee Stock Ownership Plan ("ESOP") for the benefit of employees 21 and older and who have completed at least one year of service and 1,000 hours of work. Contributions under the ESOP are conditioned upon the ESOP being qualified under Sections 401 and 501 of the Internal Revenue Code of 1986, as amended (the "Code").

To fund the plan, the ESOP borrowed $1,630,970 from the company for the purposes of purchasing 163,097 shares of stock at $10 per share in the conversion. Principal and interest payments on the loan are due in annual installments which began December 31, 1996, with the final payments of principal and interest being due and payable at maturity on December 31, 2013. Interest is payable during the term of the loan at a fixed rate of 8.25%. The loan is collateralized by the shares of the company's common stock purchased with the proceeds. As the Bank periodically makes contributions to the ESOP to repay the loan, shares will be allocated to participants on the basis of the ratio of each years principal and interest payments to the total of all principal and interest payments.


--------------------------------------------------------------------------------

                                  (Continued)

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1997, 1996 and 1995

--------------------------------------------------------------------------------


NOTE 11 - EMPLOYEE STOCK OWNERSHIP PLAN (Continued)

The shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheet. As shares are committed to be released from collateral, the company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings, while dividends on unallocated ESOP shares are recorded as a reduction of debt. ESOP compensation was $239,249 for 1997.

         The ESOP shares were as follows at September 30, 1997:

                  Allocated shares                                        9,594
                  Shares committed to be released                         7,196
                  Unreleased shares                                     146,307
                                                                ---------------
                           Total ESOP shares                            163,097
                                                                 ==============

                  Fair value of unreleased shares                $    2,523,796
                                                                 ==============


NOTE 12 - STOCK OPTION AND INCENTIVE PLAN

On May 28, 1997, the Incentive Plan Committee of the Board of Directors granted options to purchase 112,128 shares of common stock at an exercise price of $14.00 to certain officers and directors of the Bank and Company. One-fifth of the options awarded become first exercisable on each of the first five anniversaries of the date of grant. The option period expires 10 years from the date of grant. There were no options exercisable at September 30, 1997. In addition, 91,743 shares of authorized but unissued common stock are reserved for which no options have been granted.

For options granted during 1997, the fair value at the grant date was $3.83. The exercise price of $14.00 per share equaled the market price at the date of grant. The fair value of options granted during the year are estimated using the following information: risk-free interest rate 6.67%, expected life of 7 years, expected volatility of stock price of 8.4% and expected dividends of 1.5% per year.

The proforma impact on net income and earnings per share for the options granted is as follows for the year ended September 30, 1997:

                                            As reported                 Proforma
                                            -----------                 --------
Net income                               $     1,526,023           $   1,507,127

Primary earnings per share               $           .75           $         .74
Fully diluted earnings per share                     .74                     .73

In future years, the proforma effect is expected to increase as additional options are granted.


--------------------------------------------------------------------------------

                                  (Continued)

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1997, 1996 and 1995

--------------------------------------------------------------------------------



NOTE 13 - RECOGNITION AND RETENTION PLAN

A Recognition and Retention Plan ("RRP") was approved by the shareholders of the Company and the Board of Directors on May 28, 1997. The RRP is being used as a means of providing directors and certain key employees of the Bank with an ownership interest in the Company in a manner designed to reward and retain such directors and key employees. The Company contributed $1,270,735 to enable the RRP to purchase 81,549 shares in the open market during the year ended September 30, 1997. The Board granted 43,222 shares to directors, officers and employees on May 28, 1997. The shares vest at a rate of 20% per year on the anniversary date of the grant. Compensation expense, which is based on the cost of the shares, was $84,716 for the year ended September 30, 1997.


NOTE 14 - RESTRICTIONS ON RETAINED EARNINGS AND
          CAPITAL REQUIREMENTS

Related to its conversion from a mutual to stock savings and loan association, the Bank established a liquidation account which was equal to its total net worth as of the date of the latest balance sheet appearing in the final conversion prospectus. The liquidation account will be maintained for the benefit of eligible depositors who continue to maintain their accounts at the Bank after the Conversion. The liquidation account will be reduced annually to the extent that eligible depositors have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible depositor will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The Bank may not pay dividends that would reduce shareholders' equity below the required liquidation account balance.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about the Bank's components, risk weightings and other factors. At September 30, 1997, management believes the Company and the Bank are in compliance with all regulatory capital requirements. Based on the Bank's computed regulatory capital ratios, the Bank is considered well capitalized under Section 38 of the Federal Deposit Insurance Act at September 30, 1997.


--------------------------------------------------------------------------------

                                  (Continued)

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1997, 1996 and 1995

--------------------------------------------------------------------------------



NOTE 14 - RESTRICTIONS ON RETAINED EARNINGS AND
               CAPITAL REQUIREMENTS (Continued)

At September 30, 1997 and 1996, the Bank's actual capital levels (in thousands) and minimum required levels were:

                                                                                                 Minimum Required
                                                                   Minimum Required           To Be Well Capitalized
                                                                      For Capital             Under Prompt Corrective
                                                                   Adequacy Purposes            Action Regulations
                                               Actual           ----------------------        --------------------
                                      Amount         Ratio      Amount           Ratio         Amount       Ratio
                                      ------         -----      ------           -----         ------       -----
1997
----
Total capital
   (to risk weighted assets)        $    14,372       28.63%    $  4,016          8.00%     $     5,020    10.00%
Tier 1 (core) capital
   (to risk weighted assets)        $    14,266       28.42%    $  2,008          4.00%     $     3,012     6.00%
Tier 1 (core) capital
   (to adjusted total assets)       $    14,266       13.89%    $  3,082          3.00%     $     5,137     5.00%
Tangible Capital
   (to adjusted total assets)       $    14,266       13.89%    $  1,541          1.50%             N/A      N/A

1996
----
Total capital
   (to risk weighted assets)        $    11,537       27.25%    $  3,387          8.00%     $     4,233    10.00%
Tier 1 (core) capital
   (to risk weighted assets)        $    11,441       27.03%    $  1,693          4.00%     $     2,540     6.00%
Tier 1 (core) capital
   (to adjusted total assets)       $    11,441       12.40%    $  2,767          3.00%     $     4,612     5.00%
Tangible capital
   (to adjusted total assets)       $    11,441       12.40%    $  1,384          1.50%             N/A      N/A

As of September 30, 1997, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum risk-based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the table. No conditions or events have occurred subsequent to September 30, 1997 that management believes would change the Bank's capital category.


--------------------------------------------------------------------------------

                                  (Continued)

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1997, 1996 and 1995

--------------------------------------------------------------------------------


NOTE 15 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Federal regulations limit all capital distributions, including cash dividends, by savings banks. The regulation establishes a tiered system of restrictions, with the greatest flexibility afforded to thrifts which are both well-capitalized and given favorable qualitative examination ratings.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

CASH AND SHORT-TERM INVESTMENTS: For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

INVESTMENTS AND MORTGAGE-BACKED SECURITIES: For investment and mortgage-backed securities, fair values are based on quoted market prices or dealer quotes.

LOANS: The fair value of loans is estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

DEPOSIT LIABILITIES: The fair value of demand deposits and savings accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by discounting future cash flows using the rates currently offered for deposits of similar remaining maturities.

FEDERAL HOME LOAN BANK ADVANCES: The fair value of Federal Home Loan Bank Advance is estimated by discounting future cash flows using the rates currently offered for similar borrowings of similar remaining maturities.

ACCRUED INTEREST RECEIVABLE AND ACCRUED INTEREST PAYABLE: For these assets and liabilities, the carrying amount is a reasonable estimate of fair value.

OFF BALANCE SHEET COMMITMENTS: The fair value of off balance sheet commitments to extend credit is not material.


--------------------------------------------------------------------------------

                                  (Continued)

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1997, 1996 and 1995

--------------------------------------------------------------------------------


NOTE 15 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table shows the estimated fair value at September 30, 1997 and 1996 and the related carrying value of financial instruments:

                                                           1997                           1996
                                                           ----                           ----

                                                                 Estimated                             Estimated
                                               Carrying            Fair             Carrying              Fair
                                                Value             Value               Value              Value
                                                -----             -----               -----              -----
Financial Assets:
     Cash and cash equivalents          $     4,400,450     $    4,400,000    $     4,695,277    $     4,695,000
     Investment securities                    4,996,139          4,999,000            500,000            500,000
     Mortgage-backed securities              12,106,557         12,529,000         14,214,475         14,450,000
     Loans, net                              84,285,038         84,550,000         70,786,851         69,968,000
     FHLB Stock                                 833,800            834,000            777,700            778,000
     Accrued interest receivable                445,461            445,000            293,046            293,000
Financial Liabilities:
     Demand and savings
       deposits                             (19,699,276)       (19,699,000)       (20,791,197)       (20,791,000)
     Time deposits                          (57,673,693)       (57,744,000)       (59,039,638)       (59,063,000)
     Federal Home Loan Bank
       advances                              (1,000,000)        (1,000,000)
     Accrued interest payable                   (33,193)           (33,000)           (31,295)           (31,000)


While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that were the Company to have disposed of such items at September 30, 1997 the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at September 30, 1997 should not necessarily be considered to apply at subsequent dates.

Other assets and liabilities of the Company may have value, but are not included in the above disclosures, such as property and equipment. Also, nonfinancial instruments typically not recognized in these financial statements nevertheless may have value, but are not included in the above disclosures. These include, among other items, the estimated earnings power of core deposit accounts, the earnings potential of loan servicing rights, the value of a trained work force, customer goodwill and similar items.


--------------------------------------------------------------------------------

                                  (Continued)

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1997, 1996 and 1995

--------------------------------------------------------------------------------


NOTE 16 - PARENT COMPANY

Condensed financial information of Delphos Citizens Bancorp, Inc. (parent company only) follows:

                            Condensed Balance Sheet
                               September 30, 1997
                               ------------------
Assets
Cash and due from banks                                   $         752,028
Investment securities held to maturity                            4,996,139
Investment in bank subsidiary                                    14,268,455
Loans to bank subsidiary                                          8,535,031
Accrued interest receivable                                         164,724
                                                          -----------------
         Total assets                                     $      28,716,377
                                                          =================

Shareholders' equity                                      $      28,716,377
                                                          =================

                              Statement of Income
                 Period November 20,1996 (inception of Company)
                           through September 30, 1997
                           --------------------------
Dividend from subsidiary bank                             $       7,000,000
Interest on deposits in subsidiary bank                             100,492
Interest on investment securities                                   185,322
Interest on loans to subsidiary bank                                109,931
                                                          -----------------
         Total interest and dividend income                       7,395,745

Other expenses                                                       30,723

Income before federal income tax and equity
     in undistributed net income of bank
     subsidiary                                                   7,365,022

Federal income tax expense                                           30,000
                                                          -----------------

Income before equity in undistributed net
     income of bank subsidiary                                    7,335,022

Equity in undistributed net income of
     bank subsidiary                                             (5,928,239)
                                                          -----------------

Net income                                                $       1,406,783
                                                          =================

--------------------------------------------------------------------------------

                                  (Continued)

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1997, 1996 and 1995

--------------------------------------------------------------------------------



NOTE 16 - PARENT COMPANY (Continued)

                       Condensed statement of Cash Flows
                 Period November 20,1996 (inception of Company)
                           through September 30, 1997
                           --------------------------

Cash flows from operating activities:
  Net income                                              $       1,406,783
  Undistributed net income of subsidiaries                        5,928,239
  Other                                                            (174,925)
                                                          -----------------
         Net cash from operating activities                       7,160,097

Cash flows from investing activities:
  Purchase of investment security held to maturity               (4,985,938)
  Net increase in loans to subsidiary bank                       (8,535,031)
  Injection of capital into subsidiary bank                      (8,310,158)
                                                          ------------------
         Net cash used in investing activities                  (21,831,127)

Cash flows from financing activities:
  Net proceeds from sale of stock                                18,172,858
  Purchase treasury stock                                        (2,749,800)
                                                          ------------------
         Net cash from financing activities                      15,423,058

Net increase  in cash and cash equivalents                          752,028
Cash and cash equivalents at beginning of year                            -
                                                          -----------------
Cash and cash equivalents at end of year                  $         752,028
                                                          =================


--------------------------------------------------------------------------------

                                  (Continued)

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1997, 1996 and 1995

--------------------------------------------------------------------------------

NOTE 17 - QUARTERLY FINANCIAL DATA (Unaudited)

The following is a consolidated summary of quarterly information:

                                                                           Quarter Ended
                                                     December 31      March 31       June 30      September 30
                                                     -----------      --------       -------      ------------
                                                          (Dollars  in thousands, except per share data)
         1997
         ----
Interest income                                       $ 1,753      $    1,934       $    1,959      $    1,992
Net interest income                                       759           1,040            1,035           1,032
Provision for loan losses                                   3               3                3               3
Net income                                                197             497              449             468
Earnings per share:
         Primary                                      $  0.04      $     0.27       $     0.24      $     0.20
         Fully diluted                                   0.04            0.27             0.24            0.19

         1996
         ----
Interest income                                       $ 1,653      $    1,662       $    1,678      $    1,704
Net interest income                                       653             653              689             706
Provision for loan losses                                   -               -                -               2
Net income                                                186             278              290            (110)
Earnings per share                                        N/A             N/A              N/A             N/A


The loss in the fourth quarter of 1996 was substantially due to the SAIF assessment which reduced net income for the quarter ended September 30, 1996 by approximately $321,000 after applicable income taxes.


--------------------------------------------------------------------------------

Item 9.  Changes in and Disagreements With Accountants on Accounting and
------------------------------------------------------------------------
         Financial Disclosure.
         ---------------------

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.
-------------------------------------------------------------

         The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on January 28, 1998 on pages 5 and 6. Gary Ricker, who is an executive officer who is not a director, joined the Bank in 1987 as Secretary and Treasurer. He is also a Loan Officer for the Bank. He is 43 years old.

Item 11.  Executive Compensation.
---------------------------------

         The information relating to executive compensation is incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on January 28, 1998, on pages 8 through 16 (excluding the Report of the Compensation Committee on pages 8 through 9 and the Stock Performance Graph on page 10).

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------

         The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on January 28, 1998, on pages 3 and 5 through 6.

Item 13.  Certain Relationships and Related Transactions.
---------------------------------------------------------

         The information relating to certain relationships and related transactions is incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on January 28, 1998 on page 16.


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
--------------------------------------------------------------------------

         (a)      1.       Financial Statements
                           These documents are listed in the Index to Consolidated Financial Statements under Item 8.

                  2.       Financial Statement Schedules

                           Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

         (b)      Reports on Form 8-K Filed During the Quarter Ended September
                  30, 1997

                  None

         (c) Exhibits Required by Securities and Exchange Commission Regulation S-K:

                   3.1 Certificate of Incorporation of Delphos Citizens Bancorp, Inc. (1)
                   3.2     Bylaws of Delphos Citizens Bancorp, Inc. (1)
                   4.0     Stock Certificate of Delphos Citizens Bancorp,
                           Inc. (1)
                  10.1 Form of Employment Agreement between Citizens Bank of Delphos and the President and Chief Executive
                           Officer (1)
                  10.2 Form of Employment Agreement between Delphos Citizens Bancorp, Inc. and The President and Chief Executive Officer (1)
                  10.3     1997 Stock-Based Incentive Plan (2)
                  21.0 Subsidiary information is incorporated herein by reference to "Part I - Subsidiary Activities."
                  23.0 Consent of Crowe, Chizek and Company LLP (filed herewith)
                  27.0     Financial Data Schedule (filed herewith)

         (b)      Report on Form 8-K
                  None.

--------------
(1) Incorporated herein by reference from the Exhibits to the Registration Statement on Form S-1, as amended, filed on August 22, 1997, Registration No. 333-10639.
(2) Incorporated by reference from the Registrant's Proxy Statement for the Registrant's 1997 Annual Meeting of Stockholders filed with the Commission on April 16, 1997.

                           CONFORMED       SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DELPHOS CITIZENS BANCORP, INC.



                                        By:  /s/ Joseph R. Reinemeyer
                                        ________________________________
                                        Joseph R. Reinemeyer
Dated: December 18, 1997                Chairman of the Board, President,
                                        and Chief Executive Officer


         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


         Name                           Title                                                    Date
         ----                           -----                                                    ----

/s/ Joseph R. Reinemeyer                                                                  December 18, 1997
__________________________
Joseph R. Reinemeyer                    Chairman of the Board, President and
                                        Chief Executive Officer
                                        (Principal Executive and
                                        Accounting Officer)

/s/ Nancy C. Rumschlag                                                                    December 18, 1997
__________________________
Nancy C. Rumschlag                      Vice President and Director



/s/ P. Douglas Harter                                                                     December 18, 1997
__________________________
P. Douglas Harter                       Director



/s/ Robert L. Dillhoff                                                                    December 18, 1997
__________________________
Robert L. Dillhoff                      Director



/s/ David Roach                                                                           December 18, 1997
__________________________
David Roach                             Director
