Form 10-Q
period 1997-12-31
DELPHOS CITIZENS BANCORP INC
filed 1998-02-17
CIK 1021206

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period ended December 31, 1997

Commission File Number 333-10639

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

Yes   X         No
     ---            ---

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date.

            Class:                          Outstanding at January 31, 1998
Common stock, $0.01 par value                   1,945,696 common shares

--------------------------------------------------------------------------------

                         DELPHOS CITIZENS BANCORP, INC.
                                   FORM 10-Q
                        Quarter ended December 31, 1997


                         Part I - Financial Information

                                                                                         Page
                                                                                         ----
ITEM 1 - FINANCIAL STATEMENTS

         Consolidated Statements of Financial Condition as of December 31, 1997 and
         September 30, 1997                                                                3

         Consolidated Statements of Income for the three months ended
         December 31, 1997 and 1996                                                        4

         Condensed Consolidated Statements of Cash Flows for the three
         months ended December 31, 1997 and 1996                                           5

         Notes to Consolidated Financial Statements                                        6


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                           12



                          Part II - Other Information

OTHER INFORMATION                                                                         15

SIGNATURES                                                                                16


--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION
                         DELPHOS CITIZENS BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)
--------------------------------------------------------------------------------


                                                                December 31,       September 30,
                                                                   1997                1997
                                                                ------------       -------------
ASSETS
  Cash and due from banks                                      $  1,609,697       $  1,315,950
  Interest-bearing deposits in other banks                        6,240,126          3,084,500
                                                               ------------       ------------
           Cash and cash equivalents                              7,849,823          4,400,450
  Investment securities held to maturity                                             4,996,139
  Mortgage-backed securities available for sale                     733,141            739,366
  Mortgage-backed securities held to maturity                    10,870,461         11,367,191
  Loans receivable, net                                          86,375,675         84,285,038
  Federal Home Loan Bank stock                                      849,000            833,800
  Premises and equipment                                            648,191            660,703
  Accrued interest receivable                                       405,141            445,461
  Other assets                                                       15,810             67,808
                                                               ------------       ------------
                    Total assets                               $107,747,242       $107,795,956
                                                               ============       ============
LIABILITIES
  Deposits                                                     $ 77,944,975       $ 77,372,969
  Federal Home Loan Bank Advances                                                    1,000,000
  Escrow accounts                                                   392,836            236,090
  Accrued interest payable                                           36,045             33,193
  Accrued expenses and other liabilities                            513,617            437,327
                                                               ------------       ------------
           Total liabilities                                     78,887,473         79,079,579
                                                               ------------       ------------
SHAREHOLDERS' EQUITY
Preferred Stock, authorized 1,000,000 shares, no shares
  issued and outstanding
Common stock, $.01 par value, 4,000,000 shares
  authorized, 2,047,631 shares issued                                20,476             20,476
Additional paid-in capital                                       19,905,675         19,854,707
Retained earnings, substantially restricted                      13,252,205         12,969,205
Treasury stock (101,936 and 87,936 shares, respectively)         (1,729,315)        (1,479,065)
Obligation under employee stock ownership plan                   (1,439,091)        (1,463,076)
Unearned recognition and retention plan                          (1,154,477)        (1,186,019)
Unrealized gain (loss) on securities available for sale, net          4,296                149
                                                               ------------       ------------
  Total shareholders' equity                                     28,859,769         28,716,377
                                                               ------------       ------------
         Total liabilities and shareholders' equity            $107,747,242       $107,795,956
                                                               ============       ============


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

                         PART I. FINANCIAL INFORMATION
                         DELPHOS CITIZENS BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                  Three Months Ended
                                                                      December 31,
                                                                      ------------
                                                                 1997             1996
                                                                 ----             ----
Interest income
         First mortgage loans                                $1,674,398        $1,372,685
         Consumer and other loans                                33,612            24,391
         Mortgage-backed and investment securities              294,645           263,030
         FHLB stock dividends                                    15,237            13,684
         Interest bearing deposits in banks                      42,974            79,238
                                                             ----------        ----------
                  Total interest income                       2,060,866         1,753,028
                                                             ----------        ----------

Interest expense
         Deposits                                               987,808           993,673
                                                             ----------        ----------

Net interest income                                           1,073,058           759,355

Provision for loan losses                                         3,000             3,000
                                                             ----------        ----------

Net interest income after provision for loan losses           1,070,058           756,355
                                                             ----------        ----------

Non-interest income
         Service charges and fees                                75,206            34,444
         Other non-interest income                               14,147            12,579
                                                             ----------        ----------
                  Total non-interest income                      89,353            47,023
                                                             ----------        ----------

Non-interest expense
         Compensation and benefits                              252,574           285,346
         Occupancy and equipment                                 19,683            18,329
         Deposit insurance                                       12,372            45,488
         Franchise taxes                                         57,058            43,682
         Other non-interest expense                             144,577           134,590
                                                             ----------        ----------
                  Total non-interest expense                    486,264           527,435
                                                             ----------        ----------

Income before income tax                                        673,147           275,943

Income tax expense                                              273,405            78,450
                                                             ----------        ----------

Net income                                                   $  399,742        $  197,493
                                                             ==========        ==========
Earnings per share:
                  Basic                                      $      .22        $      .04
                                                             ==========        ==========
                  Diluted                                    $      .22        $      .04
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

                         DELPHOS CITIZENS BANCORP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                           Three Months Ended
                                                                              December 31,
                                                                              ------------
                                                                         1997              1996
                                                                         ----              ----
Net cash (used) provided from operating activities                  $   665,192       $   (11,607)

Cash flows used in investing activities
         Mortgage-backed securities available for sale
                  Proceeds from principal payments on mortgage-
                    backed securities                                    12,525            23,741
         Investment and mortgage-backed securities held to
           maturity
                  Proceeds from calls, maturities and paydowns        5,501,969         1,052,107
         Loan originations net of principal payment on loans         (2,092,073)       (2,916,413)
         Purchases of premises and equipment                                  -            (1,768)
                                                                    -----------       -----------
                  Net cash used in investing activities               3,422,421        (1,842,333)
                                                                    -----------       -----------

Cash flows from financing activities
         Net change in deposits                                         572,006        (3,758,702)
         Net increase in mortgage escrow funds                          156,746           132,032
         Repayments of FHLB advances                                 (1,000,000)
         Cash dividends                                                (116,742)
         Purchase of treasury stock                                    (250,250)
         Net proceeds from sale of stock                                               18,177,452
                                                                    -----------       -----------
                  Net cash from financing activities                   (638,240)       14,550,782
                                                                    -----------       -----------

Net change in cash and cash equivalents                               3,449,373        12,696,842

Cash and cash equivalents at beginning of period                      4,400,450         4,695,277
                                                                    -----------       -----------

Cash and cash equivalents at end of period                          $ 7,849,823       $17,392,119
                                                                    ===========       ===========

Supplemental disclosures of cash flow information
         Cash paid during the period for:
                  Interest                                          $   984,956       $   997,515
                  Taxes                                                 160,000            20,000

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

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Delphos Citizens Bancorp, Inc. (Company) and its sole subsidiary, Citizens Bank of Delphos (Bank) at December 31, 1997, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The annual report for the Company for the year ended September 30, 1997, contains financial statements and related notes which should be read in conjunction with the accompanying unaudited consolidated financial statements.

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

CONSOLIDATION POLICY: The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany transactions and balances have been eliminated.

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

USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS: In preparing financial statements, management must make estimates and assumptions. These estimates and assumptions affect the amounts reported for assets, liabilities, revenues and expenses as well as affecting the disclosures provided. Future results could differ from current estimates.

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

--------------------------------------------------------------------------------

                                  (Continued)

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

SECURITIES: The Company classifies securities as held to maturity, trading or available for sale. Securities classified as held to maturity are those that management has the positive intent and ability to hold to maturity. Securities held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts.

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

In accordance with SFAS No.114, certain loans considered to be impaired, as identified according to internal loan review standards, are reduced to the present value of expected future cash flows or to the fair value of collateral by allocating a portion of the allowance for loan losses to such loans. Allocations which require an increase in the allowance for loan losses are reported as a provision for loan losses charged to operations.

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

evaluated for impairment in total. Such loans include residential first mortgage loans secured by one to four family residences, residential construction loans, home equity, and other consumer loans, with balances less than $200,000. Loans are generally considered for non-accrual status when 90 days or more past due. These loans may also be considered impaired.

Impaired loans, or portions thereof, are charged off when deemed uncollectible. The nature of the disclosures for impaired loans is considered generally comparable to prior nonaccrual loans and non-performing and past due asset disclosures. The adoption of SFAS No. 114 had no impact on the comparability of the December 31, 1997 or September 30, 1997 allowance for loan losses to prior periods.

LOAN FEES AND COSTS: Loan fees and costs are deferred, and are recognized as an adjustment to interest income using the interest method over the contractual life of the loans, adjusted for estimated prepayments based on the Company's historical prepayment experience.

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

STATEMENT OF CASH FLOWS: For purposes of this statement, cash and cash equivalents are defined to include the Company's cash on hand, due from banks and interest-bearing deposits in other banks. The Company reports net cash flows for customer loan transactions, deposit transactions and interest-bearing deposits made with other financial institutions.

EARNINGS PER SHARE: On March 3, 1997, the Financial Accounting Standards Board
(FASB) issued SFAS No. 128, "Earnings Per Share," which is effective for financial statements beginning with the quarter ended December 31, 1997. SFAS No. 128 simplifies the calculation of earnings per share (EPS) by replacing primary EPS with basic EPS. It also requires dual presentation of basic EPS and diluted EPS for entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted EPS will reflect the

--------------------------------------------------------------------------------

                                  (Continued)

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
--------------------------------------------------------------------------------

potential dilution of securities that could share in earnings, such as stock options, warrants or other common stock equivalents. All prior period EPS data has been restated to conform with the new presentation methods.

Basic earnings per common share for the three months ended December 31, 1997 was based on earnings for the three months ended December 31, 1997, divided by the weighted average number of common shares outstanding for the period. Diluted earnings per common share represents the additional dilution related to the stock options. The basic and diluted weighted average shares outstanding was 1,803,562 and 1,824,316, respectively for the three months ended December 31, 1997.

Basic earnings per common share for the three months ended December 31, 1996 was computed based on earnings for the period November 20, 1996 (conversion date), to December 31, 1996, divided by the weighted average number of common shares outstanding for the period. Pro rata earnings based on number of days was $78,253 and the basic and diluted weighted average shares outstanding was 1,875,856 for the three months ended December 31, 1996.

--------------------------------------------------------------------------------

                                  (Continued)

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
--------------------------------------------------------------------------------

NOTE 2 - INVESTMENT AND MORTGAGE-BACKED SECURITIES

The carrying values and estimated fair values of investment and mortgage-backed securities are summarized as follows:

                                                          December 31, 1997
                                                          Gross       Gross        Estimated
                                         Amortized     Unrealized   Unrealized        Fair
                                           Cost           Gains        Loss          Value
                                           ----           -----        ----          -----
Mortgage-backed securities
 available for sale:
         GNMA Certificates             $   726,631      $  9,232     $ 2,722    $   733,141

Mortgage-backed securities
 held to maturity:
         GNMA Certificates              10,729,787       412,298       1,641     11,140,444
         FHLMC Certificates                140,674         6,378                    147,052
                                       -----------      --------     -------    -----------
                                        10,870,461       418,676       1,641     11,287,496
                                       -----------      --------     -------    -----------

         Total mortgage-backed
             securities                $11,597,092      $427,908     $ 4,363    $12,020,637
                                       ===========      ========     =======    ===========

                                                         September 30, 1997
                                                          Gross       Gross        Estimated
                                         Amortized     Unrealized   Unrealized        Fair
                                           Cost           Gains        Loss          Value
                                           ----           -----        ----          -----
Investment securities
 held to maturity:
U.S. Treasury security                 $ 4,996,139      $  2,861                $ 4,999,000

Mortgage-backed securities
 available for sale:
         GNMA Certificates                 739,141         7,081     $ 6,856        739,366

Mortgage-backed securities
 held to maturity:
         GNMA Certificates              11,218,082       420,972       5,565     11,633,489
         FHLMC Certificates                149,109         6,820                    155,929
                                       -----------      --------     -------    -----------
                                        11,367,191       427,792       5,565     11,789,418
                                       -----------      --------     -------    -----------

         Total investment and
           mortgage-backed securities  $17,102,471      $437,734     $12,421    $17,527,784
                                       ===========      ========     =======    ===========

There were no sales of mortgage-backed securities during the three months ended December 31, 1997 or 1996.

--------------------------------------------------------------------------------

                                  (Continued)

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
--------------------------------------------------------------------------------

NOTE 3 - LOANS RECEIVABLE

Loans receivable are summarized as follows:

                                               December 31,      September 30,
                                                   1997               1997
                                                   ----               ----
Real estate loans
         One- to four-family                   $77,396,328        $73,716,294
         Multi-family                            1,224,082          1,288,236
         Commercial real estate                  4,611,821          6,272,532
         Construction and land                   3,307,028          3,780,811
                                               -----------        -----------
                                                86,539,259         85,057,873
Less:
         Mortgage loans in process              (2,484,676)        (3,162,366)
         Net deferred loan origination fees        (69,552)           (71,117)
                                               -----------        -----------
                                                83,985,031         81,824,390
                                               -----------        -----------

Consumer and other loans
         Manufactured homes                        109,270            111,657
         Home equity loans                       1,065,788          1,215,545
         Unsecured loans                           296,337            324,817
         Other consumer loans                    1,039,798            940,972
                                               -----------        -----------
                                                 2,511,193          2,592,991
Less:  Non-mortgage loans in process               (11,189)           (25,983)
                                               -----------        -----------
                                                 2,500,004          2,567,008
                                               -----------        -----------

Less:  Allowance for loan losses                  (109,360)          (106,360)
                                               -----------        -----------

                                               $86,375,675        $84,285,038
                                               ===========        ===========

Activity in the allowance for loan losses is summarized as follows:

                                                       Three months ended
                                                           December 31,
                                                     1997               1996
                                                     ----               ----
Balance at beginning of period                    $106,360            $94,360
Provision charged to income                          3,000              3,000
Charge-offs                                              -                  -
                                                  --------            -------
Balance at end of period                          $109,360            $97,360
                                                  ========            =======

As of and for the periods ended December 31, 1997 and September 30, 1997, there were no impaired loans.

--------------------------------------------------------------------------------

                         DELPHOS CITIZENS BANCORP, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The following discussion compares the financial condition of Delphos Citizens Bancorp, Inc. (Company) and its sole subsidiary Citizens Savings Bank (Bank) at December 31, 1997 to September 30, 1997 and the results of operations for the three months ended December 31, 1997 and 1996. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets as of December 31, 1997 were $107.75 million compared with $107.80 million at September 30, 1997. Cash and cash equivalents increased $3.45 million to $7.85 million at December 31, 1997 compared to $4.40 million at September 30, 1997. Interest-bearing deposits in other banks increased $3.16 million from $3.08 million at September 30, 1997 to $6.24 million at December 31, 1997. The increase was primarily due to the funds received from the maturity of the $5 million investment held to maturity at September 30, 1997 during the quarter ended December 31, 1997 which was used to fund the increase in interest-bearing deposits in other banks and loans receivable.

During the quarter ended December 31, 1997, the investment security held to maturity, which totaled $5.0 million at September 30, 1997, matured and management did not purchase additional debt securities. At December 31, 1997, the Company's mortgage-backed securities portfolio was comprised of FHLMC and GNMA fixed and adjustable rate securities. The net unrealized gain on these securities totaled $424,000 at December 31, 1997. Approximately 6% of the mortgage-backed securities portfolio was classified as available for sale. The remainder of the mortgage-backed securities portfolio was classified as held to maturity as the Company does not anticipate the need to sell these securities due to the Company's liquidity position and ability to obtain alternative sources of funds through the use of Federal Home Loan Bank (FHLB) borrowing. Management's strategy emphasizes investment in mortgage-backed securities guaranteed by U.S. government agencies in order to minimize credit risk.

Loans receivable increased $2.09 million, or 2.5%, from $84.29 million at September 30, 1997 to $86.38 million at December 31, 1997. The increase was primarily due to the increase in one- to four-family real estate loans which grew $3.68 million, or 5.0% during the period.

Deposits increased $572,000, or 0.7%, from $77.37 million at September 30, 1997 to $77.94 million at December 31, 1997. The FHLB advance totaling $1.0 million at September 30, 1997 matured during the quarter and no additional FHLB borrowings were obtained during the quarter ended December 31, 1997.

--------------------------------------------------------------------------------

                                  (Continued)

                         DELPHOS CITIZENS BANCORP, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Net income increased $202,000 from $197,000 for the quarter ended December 31, 1996 to $400,000 for the same period in 1997. The 1997 increase was primarily due to the $314,000 increase in net interest income, the $42,000 increase in non-interest income and the $41,000 decrease in non-interest expense and was offset somewhat by the $195,000 increase in income tax expense.

Net interest income increased $314,000, or 41.3%, during the period ended December 31, 1997 as compared to the same period in 1996. The net interest margin increased from 3.1% for the three months ended December 31, 1996 to 4.1% for the three months ended December 31, 1997. The increase in net interest income and net interest margin was primarily due to the increase in interest earning assets in excess of the increase in interest bearing liabilities. The increase in average loans during the 1997 period as compared to the 1996 period, represented the most significant contributor to the increase in interest earning assets and to the increased net interest income and net interest margin. The ratio of interest earning assets to interest bearing liabilities increased from 124.1% at December 31, 1996 to 135.8% at December 31, 1997. The increase in loan income was partially offset by a reduction in income from interest earning deposits due to the decrease in the average balance of interest earning deposits during the 1997 period as compared to the 1996 period, as management was able to move these funds into higher yielding loans. Interest expense decreased slightly in the three months ended December 31, 1997 compared to the same period in 1996, due to a slight decline in average deposits outstanding during the periods.

A provision for loan losses of $3,000 was recorded for both the quarters ended December 31, 1997 and 1996, respectively, based on management's assessment of risk factors affecting the allowance for loan losses. The allowance for loan losses was approximately .13% of loans, net of deferred and unearned income, as of December 31, 1997 and September 30, 1997. Management believes the allowance for loan loss is adequate to absorb potential losses; however, future additions to the allowance may be necessary based on changes in economic conditions.

Service charges and fee income increased $41,000 from $34,000 for the quarter ended December 31, 1996 to $75,000 for the same period in 1997. Non-interest expense decreased $41,000, or 7.8%, for the quarter ended December 31, 1997 compared to the same period in 1996, primarily due to decreases in compensation and benefits expense and deposit insurance expense. Compensation and benefits decreased $33,000 or 11.5% for the three months ended December 31, 1997 compared to the same period in 1996 primarily due to ESOP expense. An expense of $115,000 was recorded during the quarter ended December 31, 1996 for the ESOP shares released to participants in calendar 1996. During the quarter ended December 31, 1997, the ESOP expense which related to shares earned during the quarter totaled $66,000. The other non-interest expense categories had modest increases and decreases which substantially offset each other.

--------------------------------------------------------------------------------

                                  (Continued)

                         DELPHOS CITIZENS BANCORP, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

LIQUIDITY

Federally insured banks are required to maintain minimum levels of liquid assets. The Bank is currently required to maintain an average daily balance of liquid assets of at least 5% of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At December 31, 1997, the Bank was in compliance with this requirement with a liquidity ratio of 5.8%. Management considers this liquidity position adequate to meet its expected needs for the foreseeable future.

CAPITAL RESOURCES

Savings institutions insured by the Federal Deposit Insurance Corporation are required by federal law to meet three regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, placing the institution in receivership or conservatorship.

The following table presents the Bank's compliance with its capital requirements at December 31, 1997:

(Dollars in thousands)

           Tangible Capital         Core Capital      Risk Based Capital
           ----------------         ------------      ------------------
           Amount        %        Amount        %       Amount        %
           ------        -        ------        -       ------        -
Actual    $13,444      12.5%     $13,444      12.5%    $13,553      26.5%
Required    1,616       1.5        3,232       3.0       4,098       8.0
          -------      ----      -------      ----     -------      ----
Excess    $11,828      11.0%     $10,212       9.5%    $ 9,455      18.5%
          =======      ====      =======      ====     =======      ====

The Bank's tangible and core capital consists solely of shareholders' equity. Risk based capital consists of core capital plus general loan loss allowances less certain assets required to be deducted.

At December 31, 1997 the Bank was considered well capitalized under Prompt Corrective Action Regulations.

--------------------------------------------------------------------------------

                         DELPHOS CITIZENS BANCORP, INC.
                                   FORM 10-Q
                        Quarter ended December 31, 1997
                          PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

Items 1-5 are not applicable.

Item  6 - Exhibits and Reports on Form 8-K:
          (a) Exhibits

         Exhibit
         Number     Description
         ------     -----------
          3.1     Certificate of Incorporation of Delphos Citizens Bancorp, Inc. (1)

          3.2     Bylaws of Delphos Citizens Bancorp, Inc. (1)

          4.0     Stock Certificate of Delphos Citizens Bancorp, Inc. (1)

           27     Financial Data Schedule (2)

          (b) No current reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997.


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

                                    DELPHOS CITIZENS BANCORP INC.
                                    -----------------------------
                                    (Registrant)


Date:  February 12, 1998            /s/ Joseph R. Reinemeyer
       -----------------            ------------------------
                                    Joseph R. Reinemeyer
                                    President and Chief Executive Officer
                                    (Principal Executive and Accounting Officer)

--------------------------------------------------------------------------------