Form 10-Q
period 1998-03-31
DELPHOS CITIZENS BANCORP INC
filed 1998-05-15
CIK 1021206

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period ended March 31, 1998

Commission File Number 333-10639

                         DELPHOS CITIZENS BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                              34-1840187
--------------------------------                             -------------------
(State or other jurisdiction of                              (IRS Employer
  incorporation or organization)                             Identification No.)

                    114 East 3rd Street, Delphos, Ohio 45833
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (419) 692-2010
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

             Class:                                Outstanding at April 30, 1998
Common stock, $0.01 par value                          1,894,411 common shares

--------------------------------------------------------------------------------
                                                                              1.

                         DELPHOS CITIZENS BANCORP, INC.
                                    FORM 10-Q
                          Quarter ended March 31, 1998

                         Part I - Financial Information

                                                                                                           Page
                                                                                                           ----
ITEM 1 - FINANCIAL STATEMENTS

      Consolidated Statements of Financial Condition as of March 31, 1998 and
      September 30, 1997 .............................................................................      3

      Consolidated Statements of Income for the three and six months ended
      March 31, 1998 and 1997.........................................................................      4

      Condensed Consolidated Statements of Cash Flows for the six months
      ended March 31, 1998 and 1997...................................................................      6

      Notes to Consolidated Financial Statements .....................................................      7


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......................................................     14

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...................................     17

                           Part II - Other Information

OTHER INFORMATION.....................................................................................     18

SIGNATURES ...........................................................................................     19


--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION
                         DELPHOS CITIZENS BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                       March 31,           September 30,
                                                                         1998                  1997
                                                                 ------------------    -----------------
ASSETS
     Cash and due from banks                                           $  1,923,714         $  1,315,950
     Interest-bearing deposits in other banks                             1,634,358            3,084,500
                                                                  -----------------    -----------------
         Cash and cash equivalents                                        3,558,072            4,400,450
     Investment securities held to maturity                                                    4,996,139
     Mortgage-backed  securities available for sale                       5,425,044              739,366
     Mortgage-backed securities held to maturity                         10,269,253           11,367,191
     Loans receivable, net                                               91,201,626           84,285,038
     Federal Home Loan Bank stock                                           864,500              833,800
     Premises and equipment                                                 654,106              660,703
     Accrued interest receivable                                            493,091              445,461
     Other assets                                                           156,932               67,808
                                                                  -----------------    -----------------

              Total assets                                             $112,622,624         $107,795,956
                                                                  =================    =================
LIABILITIES
     Deposits $                                                          78,903,493         $ 77,372,969
     Federal Home Loan Bank Advances                                      5,000,000            1,000,000
     Escrow accounts                                                        257,245              236,090
     Accrued interest payable                                                52,252               33,193
     Accrued expenses and other liabilities                                 302,485              437,327
                                                                  -----------------    -----------------
         Total liabilities                                               84,515,475           79,079,579
                                                                  -----------------    -----------------

SHAREHOLDERS' EQUITY
     Preferred stock, authorized 1,000,000 shares, no shares
       issued and outstanding
     Common stock, $.01 par value, 4,000,000 shares
       authorized, 2,047,631 shares issued                                   20,476               20,476
     Additional paid-in capital                                          19,929,660           19,854,707
     Retained earnings, substantially restricted                         13,546,091           12,969,205
     Treasury stock (153,220 and 87,936 shares, respectively)            (2,852,916)          (1,479,065)
     Obligation under employee stock ownership plan                      (1,415,106)          (1,463,076)
     Unearned recognition and retention plan                             (1,122,935)          (1,186,019)
     Unrealized loss on available for sale securities, net                    1,879                  149
                                                                  -----------------    -----------------
         Total shareholders' equity                                      28,107,149           28,716,377
                                                                  -----------------    -----------------

              Total liabilities and shareholders' equity               $112,622,624         $107,795,956
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

                         DELPHOS CITIZENS BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                     Three Months Ended                  Six months ended
                                                          March 31,                          March 31,
                                                          ---------                          ---------
                                                   1998               1997             1998              1997
                                                   ----               ----             ----              ----
INTEREST INCOME
     First mortgage loans                        $1,678,322        $1,420,744         $3,352,720         $2,793,429
     Consumer and other loans                        31,827            26,687             65,438             51,078
     Mortgage-backed and invest.
       securities                                   234,431           300,184            529,076            563,214
     FHLB stock dividends                            15,515            13,923             30,752             27,607
     Interest bearing deposits                       67,513           172,570            110,487            251,808
                                            ---------------    --------------     --------------    ---------------
         Total interest income                    2,027,608         1,934,108          4,088,473          3,687,136
                                            ---------------    --------------     --------------    ---------------

INTEREST EXPENSE
     Deposits                                       972,991           893,990          1,960,799          1,887,663
                                            ---------------    --------------     --------------    ---------------

NET INTEREST INCOME                               1,054,617         1,040,118          2,127,674          1,799,473

Provision for loan losses                             3,000             3,000              6,000              6,000
                                            ---------------    --------------     --------------    ---------------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                       1,051,617         1,037,118          2,121,674          1,793,473
                                            ---------------    --------------     --------------    ---------------

NON-INTEREST INCOME
     Service charges and fees                       106,161            41,037            181,367             75,481
     Gain on mortgage-backed
       securities available for sale
     Other non-interest income                       12,123            11,139             26,270             23,718
                                            ---------------    --------------     --------------    ---------------
         Total non-interest income                  118,284            52,176            207,637             99,199
                                            ---------------    --------------     --------------    ---------------

NON-INTEREST EXPENSE
     Compensation and benefits                      231,890           175,166            484,464            460,513
     Occupancy and equipment                         26,018            23,711             45,701             42,040
     Deposit insurance                               12,146             2,880             24,518             48,368
     Franchise taxes                                 57,384            45,100            114,442             88,782
     Other non-interest expense                     187,954           151,560            332,531            286,149
                                            ---------------    --------------     --------------    ---------------
         Total non-interest expense                 515,392           398,417          1,001,656            925,852
                                            ---------------    --------------     --------------    ---------------

--------------------------------------------------------------------------------
                                  (Continued)

                         DELPHOS CITIZENS BANCORP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                     Three Months Ended                  Six Months Ended
                                                          March 31,                          March 31,
                                                          ---------                          ---------
                                                   1998               1997             1998              1997
                                                   ----               ----             ----              ----
INCOME BEFORE INCOME TAX                           $654,509          $690,877         $1,327,655           $966,820

Income tax expense                                  244,978           193,625            518,383            272,075
                                            ---------------    --------------     --------------    ---------------

NET INCOME                                         $409,531          $497,252         $  809,272           $694,745
                                            ===============    ==============      =============    ===============

Earnings per share:
     Basic                                         $    .24          $    .26         $      .46           $    .30
                                            ===============    ==============      =============    ===============
     Diluted                                       $    .23          $    .26         $      .45           $    .30
                                            ===============    ==============      =============    ===============

--------------------------------------------------------------------------------
                See accompanying notes to financial statements.

                         DELPHOS CITIZENS BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                     Six Months Ended
                                                                         March 31,
                                                                         ---------
                                                                  1998               1997
                                                                  ----               ----
NET CASH (USED) PROVIDED FROM OPERATING ACTIVITIES            $  718,576        $   627,764

CASH FLOWS USED IN INVESTING ACTIVITIES
     Mortgage-backed securities available for sale
         Purchase of mortgage backed securities available
           for sale                                           (4,698,308)
         Proceeds from principal payments on mortgage-
           backed securities                                      15,152             26,358
     Investment and mortgage-backed securities held to
       maturity
         Proceeds from calls, maturities and paydowns          6,110,947          1,461,881
         Purchase of securities held to maturity                       -         (4,985,938)
     Loan originations net of principal payment on loans      (6,917,669)        (5,625,845)
     Purchases of premises and equipment                         (16,518)           (13,316)
                                                            ---------------    ----------------
         Net cash used in investing activities                (5,506,396)        (9,136,860)
                                                            ---------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                    1,530,524         (3,827,319)
     Net increase in mortgage escrow funds                        21,155              8,329
     Proceeds from FHLB advances                               5,000,000
     Repayments of FHLB advances                              (1,000,000)
     Cash dividends                                             (232,386)
     Purchase of treasury stock                               (1,373,851)
     Net proceeds from sale of stock                                   -         18,086,567
                                                            ---------------    ----------------
         Net cash from financing activities                    3,945,442         14,267,577
                                                            ---------------    ----------------

Net change in cash and cash equivalents                         (842,378)         5,758,481

Cash and cash equivalents at beginning of period               4,400,450          4,695,277
                                                            ---------------    ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $3,558,072        $10,453,758
                                                            ===============    ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   CASH PAID DURING THE PERIOD FOR:

         Interest                                             $1,979,858        $ 1,879,833
         Taxes                                                $  625,000        $    20,000

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

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Delphos Citizens Bancorp, Inc. (Company) and its sole subsidiary, Citizens Bank of Delphos (Bank) at March 31, 1998, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The annual report for the Bank for the year ended September 30, 1997, contains financial statements and related notes which should be read in conjunction with the accompanying unaudited consolidated financial statements.

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

--------------------------------------------------------------------------------
                                                                              7.

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

--------------------------------------------------------------------------------
                                                                              8.

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

Impaired loans, or portions thereof, are charged off when deemed uncollectible. The nature of the disclosures for impaired loans is considered generally comparable to prior nonaccrual loans and non-performing and past due asset disclosures. The adoption of SFAS No. 114 had no impact on the comparability of the March 31, 1998 or September 30, 1997 allowance for loan losses to prior periods.

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

--------------------------------------------------------------------------------
                                                                              9.

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

Basic earnings per common share for the three and six months ended March 31, 1998 was based on earnings for the three and six months ended March 31, 1998, divided by the weighted average number of common shares outstanding for the periods. Diluted earnings per common share represents the additional dilution related to the stock options. The basic and diluted weighted average shares outstanding was 1,739,189 and 1,775,701, respectively for the three months ended March 31, 1998 and 1,751,713 and 1,781,121, respectively for the six months ended March 31, 1998.

Basic earnings per common share for the three and six months ended March 31, 1997 was computed based on earnings for the period November 20, 1996 (conversion date), to March 31, 1997, divided by the weighted average number of common shares outstanding for the periods. Pro rata earnings based on number of days was $497,252 and $575,505 respectively, and the basic and diluted weighted average shares outstanding was 1,894,954 and 1,889,740 for the three and six months ended March 31, 1997, respectively.

--------------------------------------------------------------------------------
                                                                             10.

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 2 - INVESTMENT AND MORTGAGE-BACKED SECURITIES

Securities are summarized as follows:

                                                                  March 31, 1998
                                 ----------------------------------------------------------------------------------
                                                              Gross                 Gross               Estimated
                                      Amortized            Unrealized            Unrealized               Fair
                                        Cost                  Gains                Losses                 Value
                                 ----------------      ----------------      ----------------     -----------------
AVAILABLE FOR SALE:
        GNMA Certificates             $   724,019              $  9,201               $ 2,111            $  731,109
        FNMA Certificates               4,698,178                                       4,243             4,693,935
                                 ----------------      ----------------      ----------------      ----------------
                                        5,422,197                 9,201                 6,354             5,425,044
                                 ----------------      ----------------      ----------------      ----------------

HELD TO MATURITY:
        GNMA Certificates              10,142,612               380,407                   832            10,522,187
        FHLMC Certificates                126,641                 7,566                                     134,207
                                 ----------------      ----------------      ----------------      ----------------
                                       10,269,253               387,973                   832            10,656,394
                                 ----------------      ----------------      ----------------      ----------------

                                      $15,691,450              $397,174               $ 7,186           $16,081,438
                                 ================      ================      ================      ================
                                                                September 30, 1997
                                 ----------------------------------------------------------------------------------
                                                              Gross                 Gross               Estimated
                                      Amortized            Unrealized            Unrealized               Fair
                                        Cost                  Gains                Losses                 Value
                                 ----------------      ----------------      ----------------      ----------------
INVESTMENT SECURITIES
   HELD TO MATURITY:
U.S. Treasury security                $ 4,996,139              $  2,861                                 $ 4,999,000

MORTGAGE-BACKED SECURITIES
   AVAILABLE FOR SALE:
        GNMA Certificates                 739,141                 7,081               $ 6,856               739,366

MORTGAGE-BACKED SECURITIES
   HELD TO MATURITY:
        GNMA Certificates              11,218,082               420,972                 5,565            11,633,489
        FHLMC Certificates                149,109                 6,820                                     155,929
                                 ----------------      ----------------      ----------------      ----------------
                                       11,367,191               427,792                 5,565            11,789,418
                                 ----------------      ----------------      ----------------      ----------------

                                      $17,102,471              $437,734               $12,421           $17,527,784
                                 ================      ================      ================      ================

--------------------------------------------------------------------------------
                                                                             11.

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 2 - INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)

There were no sales of mortgage-backed securities during the three and six months ended March 31, 1998 and 1997.

NOTE 3 - LOANS RECEIVABLE

Loans receivable are summarized as follows:

                                                      March 31,         September 30,
                                                        1998                1997
                                                   ---------------    ----------------
     Real estate loans
         One- to four-family                           $80,816,760         $73,716,294
         Multi-family                                    1,554,119           1,288,236
         Commercial real estate                          6,993,256           6,272,532
         Construction and land                           3,996,197           3,780,811
                                                   ---------------    ----------------
                                                        93,360,332          85,057,873
     Less:
         Mortgage loans in process                      (4,327,526)         (3,162,366)
         Net deferred loan origination fees                (66,198)            (71,117)
                                                   ---------------    ----------------
                                                        88,966,608          81,824,390
                                                   ---------------    ----------------

     Consumer and other loans
         Manufactured homes                                124,700             111,657
         Home equity loans                               1,005,101           1,215,545
         Unsecured loans                                   296,728             324,817
         Other consumer loans                              936,530             940,972
                                                   ---------------    ----------------
                                                         2,363,059           2,592,991
     Less:  Non-mortgage loans in process                  (15,681)            (25,983)
                                                   ---------------    ----------------
                                                         2,347,378           2,567,008
                                                   ---------------    ----------------

     Less:  Allowance for loan losses                     (112,360)           (106,360)
                                                   ---------------    ----------------

                                                       $91,201,626         $84,285,038
                                                   ===============    ================

Activity in the allowance for loan losses is summarized as follows:

                                                          Six months ended
                                                              March 31,
                                                       1998               1997
                                                       ----               ----
     Balance at beginning of period                   $106,360            $ 94,360
     Provision charged to income                         6,000               6,000
     Charge-offs                                             -                   -
                                                   -----------         -----------

     Balance at end of period                         $112,360            $100,360
                                                   ===========         ===========

--------------------------------------------------------------------------------
                                                                             12.

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 3 - LOANS RECEIVABLE (Continued)

As of and for the periods ended March 31, 1998 and September 30, 1997, there were no impaired loans.

--------------------------------------------------------------------------------
                                                                             13.

                         DELPHOS CITIZENS BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The following discussion compares the financial condition of Delphos Citizens Bancorp, Inc. (Company) and its sole subsidiary Citizens Savings Bank (Bank) at March 31, 1998 to September 30, 1997 and the results of operations for the three and six months ended March 31, 1998 and 1997. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets grew $4.8 million, or 4.4% from $107.8 million at September 30, 1997 to $112.6 million at March 31, 1998. The growth is primarily attributable to increases in mortgage-backed securities available for sale and loans receivable, partially offset by the maturity of investment securities held to maturity. The increase was funded by increases in deposits and Federal Home Loan Bank advances.

Cash and cash equivalents decreased $842,000 to $3.6 million at March 31, 1998 compared to $4.4 million at September 30, 1997. Interest-bearing deposits in other banks decreased $1.5 million from $3.1 million at September 30, 1997 to $1.6 million at March 31, 1998.

At March 31, 1998, the Company's mortgage-backed securities portfolio was comprised of FNMA, FHLMC and GNMA fixed and adjustable rate securities. The net unrealized gain on these securities totaled $390,000 at March 31, 1998. $5.4 million of the security portfolio was classified as available for sale, an increase of $4.7 million from September 30, 1997. The increase in mortgage-backed securities available for sale was funded by the maturity of an investment security held to maturity. The remainder of the securities portfolio was classified as held to maturity as the Company does not anticipate the need to sell these securities in the near future. Management's strategy emphasizes investment in mortgage-backed securities guaranteed by U.S. government agencies in order to minimize credit risk.

Loans receivable increased $6.9 million, or 8.1%, from $84.3 million at September 30, 1997 to $91.2 million at March 31, 1998. The increase was primarily due to the increase in one- to four-family real estate loans which grew $7.1 million, or 9.6% during the period. The increase in the loans was substantially funded by the $4 million increase in FHLB advances from September 30, 1997 and the increase in deposits. Deposits increased $1.5 million, or 2.0%, from $77.4 million at September 30, 1997 to $78.9 million at March 31, 1998.

RESULTS OF OPERATIONS

Net income decreased $87,000 from $497,000 for the quarter ended March 31, 1997 to $410,000 for the same period in 1998. Net income increased $114,000 from $695,000 for the year to date period ended March 31, 1997 to $809,000 for the same period in 1998. The 1998 year to date increase was primarily due to the increase in net interest income and non-interest income, partially offset by increases in compensation and benefits and other noninterest expense. The

--------------------------------------------------------------------------------
                                  (Continued)

                         DELPHOS CITIZENS BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

decrease in the quarterly results from the prior year are due to an increase in compensation and benefits and other non-interest expense.

Net interest income increased $15,000, or 1.4%, during the quarter ended March 31, 1998 and increased $329,000 or 18.3% during the six months ended March 31, 1998 compared to the same periods in 1997. The increases were primarily due to the increases in average loans during the 1998 periods as compared to the 1997 periods. The increase in loan income was partially offset by a reduction in income from mortgage-backed securities due to the decrease in the average balance of mortgage-backed securities during the 1998 period as compared to the 1997 period. Management has used paydowns on mortgage-backed securities to fund higher yielding loans. Interest expense increased in the three and six months ended March 31, 1998 compared to the same period in 1997, due to an increase in deposits outstanding during the periods.

A provision for loan losses of $3,000 and $6,000 was recorded for the three and six months ended March 31, 1998, respectively, based on management's assessment of risk factors affecting the allowance for loan losses. The allowance for loan losses was approximately 0.12% of loans, net of deferred and unearned income, as of March 31, 1998 and September 30, 1997. Management believes the allowance for loan loss is adequate to absorb potential losses; however, future additions to the allowance may be necessary based on changes in economic conditions.

Non-interest income increased $66,000, or 126.7%, from $52,000 for the quarter ended March 31, 1997 to $118,000 for the same period in 1998. Non-interest income increased $108,000 or 109.3%, from $99,000 for the six months ended March 31, 1997 to $208,000 for the same period in 1998.

Non-interest expense increased $117,000, or 29.4%, for the quarter ended March 31, 1998 and $76,000 or 8.2% for the six months ended March 31, 1998 compared to the similar periods in 1997. The increases were primarily due to increases in compensation and benefits expense and other non-interest expense. Compensation and benefits increased $57,000 or 32.4% for the three months ended March 31, 1998, and increased $24,000 or 5.2% for the six months ended March 31, 1998, compared to the same periods in 1997 primarily due to the effect of the employee stock ownership plan and the stock incentive plan. An expense was recorded in fiscal 1998 for the stock incentive plan shares, however, no such expense was recorded during the similar periods in 1997 as the stock incentive plan shares were not granted until the third quarter of 1997. In addition, increases in the market value of the stock resulted in increases to the expense recognized in connection with the employee stock ownership plan.

--------------------------------------------------------------------------------
                                  (Continued)

                         DELPHOS CITIZENS BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

LIQUIDITY

Federally insured banks are required to maintain minimum levels of liquid assets. The Bank is currently required to maintain an average daily balance of liquid assets of at least 5% of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At March 31, 1998, the Bank was in compliance with this requirement with a liquidity ratio of 18.48%. Management considers this liquidity position adequate to meet its expected needs for the foreseeable future.

CAPITAL RESOURCES

Savings institutions insured by the Federal Deposit Insurance Corporation are required by federal law to meet three regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, placing the institution in receivership or conservatorship.

The following table presents the Bank's compliance with its capital requirements at March 31, 1998:

(Dollars in thousands)

                      Tangible Capital                    Core Capital                   Risk Based Capital
                -------------------------         --------------------------         -------------------------
                     Amount           %                Amount            %               Amount            %
                --------------    -------         ---------------    -------         --------------   --------
Actual          $       13,912       12.4%        $        13,912       12.4%        $       14,024       25.2%
Required                 1,689        1.5                   4,504        3.0                  4,447        8.0
                --------------    -------         ---------------    -------         --------------   --------

Excess          $       12,223       10.9%        $         9,408        9.4%        $        9,577       17.2%
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

At March 31, 1998 the Bank was considered well capitalized under Prompt Corrective Action Regulations.

YEAR 2000

Management has initiated a company wide program to review and prepare the Company's computer systems and applications for the year 2000 and is developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written

--------------------------------------------------------------------------------
                                                                             16.

                         DELPHOS CITIZENS BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized and review of plans and the testing results of the Company's third party providers for certain systems. Accordingly, the Company does not expect the amounts required to be expensed over the next two years to have a material effect on its financial position or results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         There have been no material changes in information regarding quantitative and qualitative disclosures about market risk as of March 31, 1998 from the information as of September 30, 1997, which was disclosed in the Company's 1997 Form 10-K.

--------------------------------------------------------------------------------
                                                                             17.

                         DELPHOS CITIZENS BANCORP, INC.
                                    FORM 10-Q
                          Quarter ended March 31, 1998
                           PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

Items  1-5     are not applicable.

Item   6-      Exhibits and Reports on Form 8-K:

               (a)  Exhibits

               Exhibit
               Number                     Description
               -------                    -----------
                 3.1 Certificate of Incorporation of Delphos Citizens Bancorp, Inc. (1)

                 3.2      Bylaws of Delphos Citizens Bancorp, Inc. (1)

                 4.0      Stock Certificate of Delphos Citizens Bancorp, Inc.
                          (1)

                 27       Financial Data Schedule (2)

               (b) No current reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.

               (1) Incorporated herein by reference from the Exhibits to the
                   Registration Statement on Form S-1, as amended, filed on August 22, 1996, Registration No. 333-10639

               (2) Filed only in electronic format pursuant to Item 601(b)(27)
                   of Regulation S-K.

--------------------------------------------------------------------------------
                                                                             18.

                         DELPHOS CITIZENS BANCORP, INC.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           DELPHOS CITIZENS BANCORP INC.
                                           _____________________________
                                           (Registrant)

Date: May 8, 1998                          /s/ Joseph R. Reinemeyer
      ___________________________          _____________________________
                                           Joseph R. Reinemeyer
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

--------------------------------------------------------------------------------
                                                                             19.