Form 10-Q
period 1998-06-30
DELPHOS CITIZENS BANCORP INC
filed 1998-08-14
CIK 1021206

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period ended June 30, 1998

Commission File Number 0-28786

                         DELPHOS CITIZENS BANCORP, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                  34-1840187

(State or other jurisdiction of                           (IRS Employer
  incorporation or organization)                           Identification No.)

                    114 East 3rd Street, Delphos, Ohio 45833
                    (Address of principal executive offices)

                                 (419) 692-2010
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X       No
    ____          ____

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date.

             Class:                                 Outstanding at July 31, 1998
Common stock, $0.01 par value                          1,848,411 common shares

                         DELPHOS CITIZENS BANCORP, INC.
                                   FORM 10-Q
                          Quarter ended June 30, 1998


                         Part I - Financial Information


                                                                                 Page
                                                                                 ----
ITEM 1 - FINANCIAL STATEMENTS

      Consolidated Statements of Financial Condition as of June 30, 1998 and
      September 30, 1997 ......................................................    3

      Consolidated Statements of Income for the three and nine months ended
      June 30, 1998 and 1997...................................................    4

      Condensed Consolidated Statements of Cash Flows for the nine months
      ended June 30, 1998 and 1997.............................................    6

      Notes to Consolidated Financial Statements ..............................    7


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS................................   14

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............   18

                          Part II - Other Information

OTHER INFORMATION..............................................................   19

SIGNATURES ....................................................................   20

                         PART I. FINANCIAL INFORMATION
                         DELPHOS CITIZENS BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                                  June 30,            September 30,
                                                                                    1998                  1997
                                                                                    ----                  ----
ASSETS
     Cash and due from banks                                                 $       1,364,035    $       1,315,950
     Interest-bearing deposits in other banks                                          171,817            3,084,500
                                                                             -----------------    -----------------
         Total cash and cash equivalents                                             1,535,852            4,400,450
     Investment securities held to maturity (Fair value
         of $4,999,000 in 1997)                                                                           4,996,139
     Mortgage-backed  securities available for sale                                  4,968,850              739,366
     Mortgage-backed securities held to maturity (Fair value
         of $10,007,576 in 1998 and $11,789,418 in 1997)                             9,645,781           11,367,191
     Loans, net                                                                     95,206,126           84,285,038
     Federal Home Loan Bank stock                                                      905,400              833,800
     Premises and equipment                                                            668,218              660,703
     Accrued interest receivable                                                       494,895              445,461
     Other assets                                                                      160,029               67,808
                                                                             -----------------    -----------------

              Total assets                                                   $     113,585,151    $     107,795,956
                                                                             =================    =================

LIABILITIES
     Deposits                                                                $      79,356,016    $      77,372,969
     Federal Home Loan Bank Advances                                                 6,000,000            1,000,000
     Escrow accounts                                                                   321,475              236,090
     Accrued interest payable                                                           54,542               33,193
     Accrued expenses and other liabilities                                            423,376              437,327
                                                                             -----------------    -----------------
         Total liabilities                                                          86,155,409           79,079,579
                                                                             -----------------    -----------------

SHAREHOLDERS' EQUITY
     Preferred stock, authorized 1,000,000 shares, no shares
       issued and outstanding
     Common stock, $.01 par value, 4,000,000 shares
       authorized, 2,047,631 shares issued and outstanding                              20,476               20,476
     Additional paid-in capital                                                     19,950,947           19,854,707
     Retained earnings, substantially restricted                                    13,834,109           12,969,205
     Treasury Stock (199,220 and 87,936 shares, respectively)                       (3,854,166)          (1,479,065)
     Obligation under employee stock ownership plan                                 (1,391,121)          (1,463,076)
     Unearned recognition and retention plan                                        (1,120,978)          (1,186,019)
     Unrealized gain  (loss) on available for sale securities, net                      (9,525)                 149
                                                                             ------------------   -----------------
         Total shareholders' equity                                                 27,429,742           28,716,377
                                                                             -----------------    -----------------

              Total liabilities and shareholders' equity                     $     113,585,151    $     107,795,956
                                                                             =================    =================

                See accompanying notes to financial statements.

                         DELPHOS CITIZENS BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
-------------------------------------------------------------------------------

                                                     Three Months Ended                  Nine months ended
                                                          June 30,                           June 30,
                                                          --------                           --------
                                                   1998               1997             1998              1997
                                                   ----               ----             ----              ----
Interest income
     First mortgage loans                   $     1,756,387    $    1,483,357     $    5,109,107     $    4,276,786
     Consumer and other loans                        31,274            30,020             96,712             81,098
     Mortgage-backed and invest.
       securities                                   243,083           315,863            772,159            879,077
     FHLB stock dividends                            15,454            13,898             46,206             41,505
     Interest bearing deposits                       35,147           115,995            145,634            367,803
                                            ---------------    --------------     --------------    ---------------
         Total interest income                    2,081,345         1,959,133          6,169,818          5,646,269
                                            ---------------    --------------     --------------    ---------------

Interest expense
     Deposits                                       961,484           923,732          2,922,283          2,811,395
     FHLB Advances                                   64,897                               64,897
                                            ---------------    --------------     --------------    ---------------
         Total interest expense                   1,026,381           923,732          2,987,180          2,811,395
                                            ---------------    --------------     --------------    ---------------

Net interest income                               1,054,964         1,035,401          3,182,638          2,834,874

Provision for loan losses                             3,000             3,000              9,000              9,000
                                            ---------------    --------------     --------------    ---------------

Net interest income after
  provision for loan losses                       1,051,964         1,032,401          3,173,638          2,825,874
                                            ---------------    --------------     --------------    ---------------

Non-interest income
     Service charges and fees                       105,208            50,634            286,575            126,115
     Gain on mortgage-backed
       securities available for sale
     Other non-interest income                       12,741             1,192             39,011             24,910
                                            ---------------    --------------     --------------    ---------------
         Total non-interest income                  117,949            51,826            325,586            151,025
                                            ---------------    --------------     --------------    ---------------

Non-interest expense
     Compensation and benefits                      249,569           202,640            734,033            663,153
     Occupancy and equipment                         24,710            25,038             70,411             67,078
     Deposit insurance                               13,819            13,629             38,337             61,997
     Franchise taxes                                 57,384            43,209            171,826            131,991
     Other non-interest expense                     136,951           171,803            469,482            457,952
                                            ---------------    --------------     --------------    ---------------
         Total non-interest expense                 482,433           456,319          1,484,089          1,382,171
                                            ---------------    --------------     --------------    ---------------


--------------------------------------------------------------------------------
                                   (Continued)

                         DELPHOS CITIZENS BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                     Three Months Ended                  Nine Months Ended
                                                          June 30,                           June 30,
                                                          --------                           --------
                                                   1998               1997             1998              1997
                                                   ----               ----             ----              ----
Income before income tax                    $       687,480    $      627,908     $    2,015,135          1,594,728

Income tax expense                                  287,475           179,375            805,858            451,450
                                            ---------------    --------------     --------------    ---------------


Net income                                  $       400,005    $      448,533     $    1,209,277    $     1,143,278
                                            ===============    ==============      =============    ===============


Earnings per share:
     Basic                                  $              .24 $             .24  $             .70 $              .54
                                            ================== ==================  ================ ==================
     Diluted                                $              .23 $             .24  $             .69 $              .54
                                            ================== ==================  ================ ==================


--------------------------------------------------------------------------------
                See accompanying notes to financial statements.

                         DELPHOS CITIZENS BANCORP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                                         Nine Months Ended
                                                                                             June 30,
                                                                                             --------
                                                                                      1998               1997
                                                                                      ----               ----
Net cash from operating activities                                              $     1,272,317    $      1,120,637

Cash flows from investing activities
     Mortgage-backed securities available for sale
         Purchase of mortgage backed securities available
           for sale                                                                  (4,698,308)
         Proceeds from principal payments on mortgage-
           backed securities                                                            453,694              54,801
     Investment and mortgage-backed securities held to
       maturity
         Proceeds from calls, maturities and paydowns                                 6,739,563           2,004,808
         Purchase of securities held to maturity                                              -          (4,985,938)
     Loan originations net of principal payment on loans                            (10,913,911)         (8,710,692)
     Purchase of FHLB Stock                                                             (25,500)
     Purchases of premises and equipment                                                (41,413)            (19,424)
                                                                                ---------------    ----------------
         Net cash from investing activities                                          (8,485,875)        (11,656,445)
                                                                                ---------------    -----------------

Cash flows from financing activities
     Net change in deposits                                                           1,983,047          (3,900,892)
     Net increase in mortgage escrow funds                                               85,385              60,011
     Proceeds from FHLB advances                                                      9,000,000
     Repayments of FHLB advances                                                     (4,000,000)
     Cash dividends                                                                    (344,371)
     Purchase of treasury stock                                                      (2,375,101)           (413,000)
     Net proceeds from sale of stock                                                          -          18,086,567
                                                                                ---------------    ----------------
         Net cash from financing activities                                           4,348,960          13,832,686
                                                                                ---------------    ----------------

Net change in cash and cash equivalents                                              (2,864,598)          3,296,878

Cash and cash equivalents at beginning of period                                      4,400,450           4,695,277
                                                                                ---------------    ----------------

Cash and cash equivalents at end of period                                      $     1,535,852    $      7,992,155
                                                                                ===============    ================

Supplemental disclosures of cash flow information
  Cash paid during the period for:
         Interest                                                               $     2,965,831    $      2,820,832
         Taxes                                                                  $       810,000             242,000


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

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Delphos Citizens Bancorp, Inc. (Company) and its sole subsidiary, Citizens Bank of Delphos (Bank) at June 30, 1998, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The annual report for the Bank for the year ended September 30, 1997, contains financial statements and related notes which should be read in conjunction with the accompanying unaudited consolidated financial statements.

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

Use of Estimates in Preparation of Financial Statements: To prepare financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect amounts reported in the financial statements and disclosures provided and future results could differ. Areas involving the use of management's estimates and assumptions primarily include the allowance for loan losses, the realization of deferred tax assets, fair value of certain securities and the determination and carrying value of impaired loans.

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Securities: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported separately in shareholders' equity, net of tax. Realized gains are based on the amortized cost of the specific security sold. Securities are written down to fair value when a decline in fair value is not temporary. Interest and dividend income includes amortization of purchase premium or discount.

Loans: Loans are reported at the principal balance outstanding, net of deferred loan fees and the allowance for loan losses. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term.

Interest income is not reported when full repayment is in doubt, typically when payments are past due over 90 days. Payments received on such loans are reported as principal reductions.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the collateral and current economic conditions.

Loan impairment is reported when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential first mortgage loans secured by one to four family residences, residential construction loans, home equity, and other consumer loans, with balances less than $200,000, and on an individual basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loans are reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Loans are evaluated for impairment when payments are delayed, typically 30 days or more, or when it is probable that all principal and interest amounts will not be collected according to the original terms of the loan.

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

Income Taxes: Income tax expense is the sum of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Cash Flow Reporting: Cash and cash equivalents include cash on hand, due from banks and interest-bearing deposits in other banks. Cash flows are reported net for customer loan and deposit transactions and interest-bearing deposits with other financial institutions.

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

Basic earnings per common share for the three and nine months ended June 30, 1998 was based on earnings for the three and nine months ended June 30, 1998, divided by the weighted average number of common shares outstanding for the periods. Diluted earnings per common share represents the additional dilution related to the stock options. The basic and diluted weighted average shares outstanding was 1,691,497 and 1,725,561 for the three months ended June 30, 1998 and 1,731,641 and 1,762,555 for the nine months ended June 30, 1998.

Basic earnings per common share for the three and nine months ended June 30, 1997 was computed based on earnings for the period November 20, 1996 (conversion date), to June 30, 1997, divided by the weighted average number of common shares outstanding for the periods. Pro rata earnings based on number of days was $448,533 and $1,024,038 and the basic and diluted weighted average shares outstanding was 1,874,130 and 1,886,897 for the three and nine months ended June 30, 1997.

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
--------------------------------------------------------------------------------

NOTE 2 - INVESTMENT AND MORTGAGE-BACKED SECURITIES

Securities are summarized as follows:

                                                  June 30, 1998
                              -------------------------------------------------------
                                                Gross         Gross        Estimated
                               Amortized      Unrealized    Unrealized       Fair
                                 Cost           Gains         Losses         Value
                                 ----           -----         ------         -----
Available for sale:
    GNMA Certificates         $   704,808      $ 10,405                   $   715,213
    FNMA Certificates           4,278,473                    $24,836        4,253,637
                              -----------      --------       ------      -----------
                                4,983,281        10,405       24,836        4,968,850
                              -----------      --------       ------      -----------

Held to maturity:
    GNMA Certificates           9,526,743       356,192                     9,882,935
    FHLMC Certificates            119,038         5,603                       124,641
                              -----------      --------      -------      -----------
                                9,645,781       361,795                    10,007,576
                              -----------      --------      -------      -----------

                              $14,629,062      $372,200      $24,836      $14,976,426
                              ===========      ========      =======      ===========


                                                    September 30, 1997
                              -------------------------------------------------------
                                                Gross         Gross        Estimated
                               Amortized      Unrealized    Unrealized       Fair
                                 Cost           Gains         Losses         Value
                                 ----           -----         ------         -----
Investment securities
  held to maturity:
U.S. Treasury security        $ 4,996,139      $  2,861                   $ 4,999,000

Mortgage-backed securities
  available for sale:
    GNMA Certificates             739,141         7,081      $ 6,856          739,366

Mortgage-backed securities
   held to maturity:
    GNMA Certificates          11,218,082       420,972        5,565       11,633,489
    FHLMC Certificates            149,109         6,820                       155,929
                              -----------      --------      -------      -----------
                               11,367,191       427,792        5,565       11,789,418
                              -----------      --------      -------      -----------

                              $17,102,471      $437,734      $12,421      $17,527,784
                              ===========      ========      =======      ===========

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
--------------------------------------------------------------------------------


NOTE 2 - INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)

There were no sales of mortgage-backed securities during the three and nine months ended June 30, 1998 and 1997.


NOTE 3 - LOANS

Loans are summarized as follows:

                                                              June 30,     September 30,
                                                                1998           1997
                                                                ----           ----
     Real estate loans
         One- to four-family                                 $83,580,885    $73,716,294
         Multi-family                                          1,935,117      1,288,236
         Commercial real estate                                6,964,776      6,272,532
         Construction and land                                 5,217,280      3,780,811
                                                             -----------    -----------
                                                              97,698,058     85,057,873
     Less:
         Mortgage loans in process                            (4,572,177)    (3,162,366)
         Net deferred loan origination fees                      (54,940)       (71,117)
                                                             -----------    -----------
                                                              93,070,941     81,824,390
                                                             -----------    -----------

     Consumer and other loans
         Manufactured homes                                      126,968        111,657
         Home equity loans                                     1,006,047      1,215,545
         Unsecured loans                                         315,834        324,817
         Other consumer loans                                    810,168        940,972
                                                             -----------    -----------
                                                               2,259,017      2,592,991
     Less:  Non-mortgage loans in process                         (8,472)       (25,983)
                                                             -----------    -----------
                                                               2,250,545      2,567,008
                                                             -----------    -----------

     Less:  Allowance for loan losses                           (115,360)      (106,360)
                                                             -----------    -----------

                                                             $95,206,126    $84,285,038
                                                             ===========    ===========

Activity in the allowance for loan losses is summarized as follows:

                                                                    Nine months ended
                                                                        June 30,
                                                                1998           1997
                                                                ----           ----
     Balance at beginning of period                          $   106,360    $    94,360
     Provision charged to income                                   9,000          6,000
     Charge-offs                                                       -              -
                                                             -----------    -----------

     Balance at end of period                                $   115,360    $   100,360
                                                             ===========    ===========

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
--------------------------------------------------------------------------------


NOTE 3 - LOANS (Continued)

As of and for the periods ended June 30, 1998 and September 30, 1997, there were no impaired loans.

                         DELPHOS CITIZENS BANCORP, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

The following discussion compares the financial condition of Delphos Citizens Bancorp, Inc. (Company) and its sole subsidiary Citizens Bank of Delphos (Bank) at June 30, 1998 to September 30, 1997 and the results of operations for the three and nine months ended June 30, 1998 and 1997. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.


FINANCIAL CONDITION

Total assets grew $5.8 million, or 5.4% from $107.8 million at September 30, 1997 to $113.6 million at June 30, 1998. The growth is primarily attributable to increases in mortgage-backed securities available for sale and loans receivable, partially offset by the maturity of investment securities held to maturity. The increase was funded by increases in deposits and Federal Home Loan Bank advances.

Cash and cash equivalents decreased $2.9 million to $1.5 million at June 30, 1998 compared to $4.4 million at September 30, 1997. Interest-bearing deposits in other banks decreased $2.9 million from $3.1 million at September 30, 1997 to $172,000 at June 30, 1998.

At June 30, 1998, the Company's mortgage-backed securities portfolio was comprised of FNMA, FHLMC and GNMA fixed and adjustable rate securities. The net unrealized gain on these securities totaled $347,000 at June 30, 1998. $5.0 million of the security portfolio was classified as available for sale, an increase of $4.2 million from September 30, 1997. The increase in mortgage-backed securities available for sale was funded by the maturity of an investment security held to maturity. The remainder of the securities portfolio was classified as held to maturity as the Company does not anticipate the need to sell these securities in the near future. Management's strategy emphasizes investment in mortgage-backed securities guaranteed by U.S. government agencies in order to minimize credit risk.

Loans receivable increased $10.9 million, or 13.0%, from $84.3 million at September 30, 1997 to $95.2 million at June 30, 1998. The increase was primarily due to the increase in one- to four-family real estate loans which grew $9.9 million, or 13.4% during the period. The increase in the loans was substantially funded by the $5.0 million increase in FHLB advances from September 30, 1997 and the increase in deposits. Deposits increased $2 million, or 2.6%, from $77.4 million at September 30, 1997 to $79.4 million at June 30, 1998.


RESULTS OF OPERATIONS

Net income decreased $49,000 from $449,000 for the quarter ended June 30, 1997 to $400,000 for the same period in 1998. Net income increased $66,000 from $1,143,000 for the year to date period ended June 30, 1997 to $1,209,000 for the same period in 1998. The 1998 year to date increase was primarily due to the increase in net interest income and non-interest income, partially offset by increases in non-interest expense and income tax expense. The decrease in

                                  (Continued)

                         DELPHOS CITIZENS BANCORP, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

the quarterly results from the prior year are due to an increase in non-interest expense and income tax expense, partially offset by increases in net interest income and other income.

Net interest income increased $20,000 or 1.9%, during the quarter ended June 30, 1998 and increased $348,000 or 12.3% during the nine months ended June 30, 1998 compared to the same periods in 1997. The increases were primarily due to the increases in average loans during the 1998 periods as compared to the 1997 periods. The increase in loan income was partially offset by a reduction in income from mortgage-backed securities due to the decrease in the average balance of mortgage-backed securities during the 1998 period as compared to the 1997 period. Management has used paydowns on mortgage-backed securities to fund higher yielding loans. Interest expense increased in the three and nine months ended June 30, 1998 compared to the same periods in 1997, due to an increase in deposits outstanding and Federal Home Loan Bank borrowings during the periods.

A provision for loan losses of $3,000 and $9,000 was recorded for the three and nine months ended June 30, 1998 based on management's assessment of risk factors affecting the allowance for loan losses. The allowance for loan losses was approximately 0.12% of loans, net of deferred and unearned income, as of June 30, 1998 and September 30, 1997. Management believes the allowance for loan loss is adequate to absorb potential losses; however, future additions to the allowance may be necessary based on changes in economic conditions.

Non-interest income increased $66,000, or 127.6%, from $52,000 for the quarter ended June 30, 1997 to $118,000 for the same period in 1998. Non-interest income increased $175,000 or 115.6%, from $151,000 for the nine months ended June 30, 1997 to $326,000 for the same period in 1998.

Non-interest expense increased $26,000, or 5.7%, for the quarter ended June 30, 1998 and $102,000 or 7.4% for the nine months ended June 30, 1998 compared to the similar periods in 1997. The increases were primarily due to increases in compensation and benefits expense and franchise tax expense. Compensation and benefits increased $47,000 or 23.2% for the three months ended June 30, 1998, and increased $71,000 or 10.7% for the nine months ended June 30, 1998, compared to the same periods in 1997 primarily due to the effect of the employee stock ownership plan and the stock incentive plan. An expense was recorded in fiscal 1998 for the stock incentive plan shares, however, no such expense was recorded during the similar periods in 1997 as the stock incentive plan shares were not granted until the end of the third quarter of 1997. In addition, increases in the market value of the stock resulted in increases to the expense recognized in connection with the employee stock ownership plan. Franchise tax expense increased $14,000 or 32.9% for the three months ended June 30, 1998, and increased $40,000 or 30.2% for the nine months ended June 30, 1998, compared to the same periods in 1997.


                                  (Continued)

                         DELPHOS CITIZENS BANCORP, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

LIQUIDITY

Federally insured banks are required to maintain minimum levels of liquid assets. The Bank is currently required to maintain an average daily balance of liquid assets of at least 4% of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At June 30, 1998, the Bank was in compliance with this requirement with a liquidity ratio of 19.28%. Management considers this liquidity position adequate to meet its expected needs for the foreseeable future.


CAPITAL RESOURCES

Savings institutions insured by the Federal Deposit Insurance Corporation are required by federal law to meet three regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, placing the institution in receivership or conservatorship.

The following table presents the Bank's compliance with its capital requirements at June 30, 1998:

(Dollars in thousands)

            Tangible Capital          Core Capital        Risk Based Capital
            ----------------          ------------        ------------------
             Amount      %           Amount      %           Amount     %
             ------      -           ------      -           ------     -
Actual      $14,364    12.6%        $14,364    12.6%        $14,479   25.0%
Required      1,704     1.5           4,543     3.0           4,629    8.0
            -------    ----         -------    ----         -------   ----

Excess      $12,660    11.1%        $ 9,821     9.6%        $ 9,850   17.0%
            =======    ====         =======    ====         =======   ====

The Bank's tangible capital consists solely of shareholders' equity. Core capital consists of tangible capital plus certain intangible assets, of which the Bank has none. Risk based capital consists of core capital plus general loan loss allowances less certain assets required to be deducted.

At June 30, 1998 the Bank was considered well capitalized under Prompt Corrective Action Regulations.

                         DELPHOS CITIZENS BANCORP, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

YEAR 2000

The Year 2000 issue is the result of many computer programs being written using two digits rather than four to define an applicable year. The Company's hardware, data-driven automated equipment, or computer programs that have date sensitive software, may recognize a date using "00" as the year 1900 rather than the year 2000. This faulty recognition could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities.

The Company is in the process of conducting a comprehensive review of all of its information technology and non information technology systems to identify potential Year 2000 problems and to test hardware and software for compliance. The Company has identified mission-critical applications. An application, system or vendor is considered mission critical if it is vital to the successful continuance of core business activity or is an application that interfaces with a mission-critical system. The Company evaluates its Year 2000 preparedness based on the guidelines issued by the Federal Financial Institutions Examination Council (FFIEC) outline. The following 5 phases were identified by the FFIEC:
Awareness, Assessment, Renovation, Validation and Implementation. At June 30, 1998, the Awareness and Assessment phases have been completed. The Company is in various stages of Renovation, Validation and Implementation on those applications or systems identified as mission critical. Year 2000 compliance testing for the Company's primary outsourced information systems application is scheduled to take place prior to September 30, 1998.

The Company is currently developing contingency plans and anticipates completion some time in early 1999. The Company anticipates that all systems will be Year 2000 compliant by mid year 1999.

Based on current information, the Company believes that all systems will be Year 2000 compliant well before January 1, 2000, either through the modification of existing hardware and software or through the purchase of new hardware and software. The company currently anticipates that it will spend approximately $60,000 related to Year 2000 issues. At this time, management does not believe that there will be a significant negative impact to earnings due to this issue. The Year 2000 problem could have a material impact on the operation of the Company if not properly addressed, but management anticipates that the problem will be resolved and thus will not have a significant impact on the Company's delivery of products and services, or its core operations.

FORWARD LOOKING STATEMENTS

Certain statements contained in this report that are not historical facts are forward looking statements that are subject to certain risks and uncertainties. When used herein, the terms "anticipates", "plans", "expects", "believes", and similar expressions as they relate to the

                         DELPHOS CITIZENS BANCORP, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


Company or its management are intended to identify such forward looking statements. The Company's actual results, performance or achievements may materially differ from those expressed or implied in the forward looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes in information regarding quantitative and qualitative disclosures about market risk as of June 30, 1998 from the information as of September 30, 1997, which was disclosed in the Company's 1997 Form 10-K.

                         DELPHOS CITIZENS BANCORP, INC.
                                    FORM 10-Q
                           Quarter ended June 30, 1998
                           PART II - OTHER INFORMATION

-------------------------------------------------------------------------------


Items 1-  5 are not applicable.

Item 6 -    Exhibits and Reports on Form 8-K:
            (a)  Exhibits

            Exhibit
            Number                   Description
            -------                  -----------

                3.1 Certificate of Incorporation of Delphos Citizens Bancorp, Inc. (1)

                3.2    Bylaws of Delphos Citizens Bancorp, Inc. (1)

                4.0    Stock Certificate of Delphos Citizens Bancorp, Inc. (1)

                27     Financial Data Schedule (2)

            (b) No current reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998.



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

                                        DELPHOS CITIZENS BANCORP INC.
                                        (Registrant)



Date:  August 8, 1998                   /s/Joseph R. Reinemeyer
     ____________________________       ____________________________________
                                        Joseph R. Reinemeyer
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)