Form 10-K
period 1998-09-30
DELPHOS CITIZENS BANCORP INC
filed 1998-12-22
CIK 1021206

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                   Annual report pursuant to Section 13 of the Securities Exchange Act of 1934, as amended

                  For the fiscal year ended September 30, 1998

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
                                             ------   -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.[ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, I.E., persons other than the directors and executive officers of the registrant, was $29,315,862, based upon the last sales price as quoted on The Nasdaq Stock Market for December 9, 1998.

The number of shares of Common Stock outstanding as of December 9, 1998:
1,755,991.



                                                         INDEX
                                                                                                               PAGE
                                                         PART I

Item 1.      Business..........................................................................................3

Item 2.      Properties.......................................................................................30

Item 3.      Legal Proceedings................................................................................30

Item 4.      Submission of Matters to a Vote of Security Holders..............................................30


                                                        PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters............................31

Item 6.      Selected Financial Data..........................................................................32

Item 7.      Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................................................34

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.......................................42

Item 8.      Financial Statements and Supplementary Data......................................................44

Item 9.      Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure..........................................................72


                                                         PART III

Item 10.     Directors and Executive Officers of the Registrant...............................................72

Item 11.     Executive Compensation...........................................................................72

Item 12.     Security Ownership of Certain Beneficial Owners and Management...................................72

Item 13.     Certain Relationships and Related Transactions...................................................72


                                                         PART IV


Item 14.     Exhibits, Financial Statement Schedules and Reports
             on Form 8-K......................................................................................73


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

LENDING ACTIVITIES

         LOAN PORTFOLIO COMPOSITION. The Bank's loan portfolio consists primarily of conventional first mortgage loans secured by one- to four-family residences. At September 30, 1998, the Bank had gross loans receivable of $104.9 million, of which $87.6 million were one- to four-family, residential mortgage loans, or 83.5% of the Bank's gross loans receivable. The remainder of the portfolio consists of: $1.9 million of multi-family mortgage loans, or 1.8% of gross loans receivable; $7.0 million of commercial real estate loans, or 6.6% of gross loans receivable; $6.2 million of construction and land loans, or 5.8% of gross loans receivable; and consumer loans of $2.3 million, or 2.2% of gross loans receivable. At that same date, 82.0% of the Bank's loan portfolio had fixed interest rates. The Bank had no loans held for sale at September 30, 1998.

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


                                                                AT SEPTEMBER 30,
                              ----------------------------------------------------------------------------------
                                   1998             1997             1996              1995             1994
                              --------------  --------------  ----------------   --------------  ---------------
                                     PERCENT         PERCENT          PERCENT           PERCENT          PERCENT
                                        OF              OF               OF               OF                OF
                              AMOUNT  TOTAL   AMOUNT  TOTAL   AMOUNT    TOTAL   AMOUNT   TOTAL   AMOUNT   TOTAL
                              ------  ------  ------- -----   ------   ------   ------   -----   ------   ------
                                                             (DOLLARS IN THOUSANDS)
Real estate:

  One-to four family         $87,614  83.54%  $13,716   84.10% $62,282   82.33%  $56,556  83.28%  $49,424   83.32%
  Multi-family                 1,881   1.79     1,288    1.47    1,506    1.99     1,521   2.24     1,276    2.15
  Commercial real estate       6,959   6.64     6,273    7.16    4,969    6.57     3,901   5.74     3,706    6.25
  Construction and land        6,119   5.83     3,781    4.31    4,871    6.44     3,808   5.61     3,081    5.19
  Consumer                     2,306   2.20     2,593    2.96    2,024    2.67     2,128   3.13     1,833    3.09
                             -------  ------  -------  ------   ------   -----    ------  -------   -----   -----
  Gross loans receivable     104,879 100.00%   87,651  100.00%  75,652  100.00%   67,914 100.00%   59,320  100.00%
                                      ======           ======           ======            ======           ======
  Undisbursed loan funds      (6,224)          (3,188)          (4,718)           (3,732)          (2,728)
  Deferred loan origination
     fees                        (51)             (72)             (53)              (47)             (49)
  Allowance for
    estimated loan losses       (118)            (106)             (94)              (92)             (92)
                                ----             -----            ---               ----             ----


Loans receivable, net       $ 98,486        $  84,285         $ 70,787           $64,043           56,451
                             =======          =======          =======            ======          =======

                                       4

         LOAN MATURITY. The following table shows the contractual maturity of the Bank's gross loans receivable September 30, 1998. There were no loans held for sale at September 30, 1998. The table does not include principal prepayments.


                                                                       AT SEPTEMBER 30, 1998
                                            ------------------------------------------------------------------------
                                             ONE- TO               COMMERCIAL                              GROSS
                                              FOUR-      MULTI-       REAL       CONSTRUCTION              LOANS
                                             FAMILY      FAMILY      ESTATE      AND LAND     CONSUMER   RECEIVABLE
                                            ---------- ----------- ------------ ------------------------ -----------
                                                                       (IN THOUSANDS)
Amounts due:
    One year or less                     $  6,251   $   149     $3,092       $   155      $1,480      $  11,127

    After one year:
       More than one year to three years    9,208       272      2,647           350         286         12,763
       More than three years to five years  1,133        76        288            18         250          1,765
       More than five years to 10 years     9,427       299        453            --         193         10,372
       More than 10 years to 20 years      32,581       376        216           853          97         34,123
       More than 20 years                  29,014       709        263         4,743          --         34,729
                                          -------   --------    --------     -------      ---------   ----------
       Total due after September 30, 1998  81,363     1,732      3,867         5,964         826         93,752
                                          -------    ------      ------       ------       -------     ---------

              Gross loans receivable      $87,614    $1,881      $6,959       $6,119      $2,306       $104,879
                                          =======    ======      ======       ======       ======      ========



         The following table sets forth at September 30, 1998, the dollar amount of gross loans receivable contractually due after September 30, 1998, and whether such loans have fixed interest rates or adjustable interest rates.


                                                        DUE AFTER SEPTEMBER 30, 1998
                                               -----------------------------------------------
                                                   FIXED        ADJUSTABLE          TOTAL
                                               --------------  --------------   --------------
                                                               (IN THOUSANDS)
Real estate loans:
   Residential:
     One- to four-family                          $72,231       $  9,132            $81,363
     Multi-family                                   1,460            272              1,732
   Commercial real estate                           1,240          2,627              3,867
   Construction and land                            5,964             --              5,964
Consumer                                              826             --                826
                                                  -------        -------           --------
       Total                                      $81,721        $12,031            $93,752
                                                  =======        ========          ========

         ORIGINATION AND PURCHASE OF LOANS. The Bank's mortgage lending activities are conducted through its home office. Although the Bank may originate both adjustable-rate and fixed-rate mortgage loans, a substantial majority of the Bank's loan originations have been fixed-rate mortgage loans. The Bank's ability to originate loans is dependent upon the relative customer demand for fixed-rate or adjustable-rate mortgage loans, which is affected by the current and expected future level of interest rates. The Bank has not emphasized the origination of adjustable-rate mortgage loans due to the relatively low demand for such loans in the Bank's primary market area. The Bank retains for its portfolio all of the mortgage loans that it originates. At September 30, 1998, there were no loans categorized as held for sale. In addition, the Bank also emphasizes the origination of construction loans secured primarily by owner-occupied properties. From time to time the Bank has participated in loans originated by other institutions based upon the Bank's investment needs and market opportunities.

         The following tables set forth the Bank's loan originations and principal repayments for the periods indicated:


                                                                 FOR THE YEAR ENDED SEPTEMBER 30,
                                                      ---------------------------------------------------------
                                                           1998                1997                1996
                                                      ----------------   ------------------  ------------------
                                                                           (IN THOUSANDS)

Beginning balance, net                                     $84,285            $70,787             $64,043
   Loans originated:
     One- to four-family                                    36,092             19,706              17,787
     Multi-family                                              666                 --                 155
     Commercial real estate                                  2,762              1,815               2,011
     Construction and land                                   9,635              5,736               5,816
     Consumer                                                1,996              2,954               2,341
                                                           -------            -------             -------
       Total loans originated                               51,151             30,211              28,110
   Principal prepayments                                   (33,923)           (18,212)            (20,394)
   Transfer to REO                                              --                 --                  --
   Change in undisbursed loan funds(1)                      (3,035)             1,530                (985)
   Change in unearned origination fees                          20                (19)                 15
   Change in allowance for estimated loan losses               (12)               (12)                 (2)
                                                           --------           --------            -------
Ending balance, net                                        $ 98,486           $84,285             $70,787
                                                           ========           =======             =======

--------------------
(1) Represents change in loans in process from first day to last day of the period.

       ONE- TO FOUR-FAMILY MORTGAGE LENDING. The primary lending activity of the Bank has been and continues to be the origination of permanent conventional mortgage loans secured by one- to four-family residences located in the Bank's primary market area, which the Bank retains in its portfolio. The Bank's loans generally do not conform to secondary market standards because the Bank does not require title insurance or a survey. Management believes that the Bank's policy of not selling the loans that it originates provides the Bank with a competitive advantage in the origination of loans in its primary market area. Loan originations are obtained from the Bank's loan officers and their contacts with the local real estate industry, existing or past customers, and members of the local communities. The Bank primarily originates fixed-rate loans, but also offers adjustable-rate mortgage ("ARM") loans. At September 30, 1998, one- to four-family mortgage loans totalled $87.6 million, or 83.5% of total loans at such date. Of the Bank's mortgage loans secured by one- to four-family residences, $73.1 million, or 83.5%, were fixed-rate loans.

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

         The Bank offers several adjustable rate loan programs with terms of up to 30 years and interest rates that adjust either annually or every three years. Of the Bank's mortgage loans secured by one- to four-family residences, $14.5 million, or 16.5%, had adjustable rates. The Bank's one year ARM loan has a maximum adjustment limitation of 1.5% per year and a 5.0% lifetime cap on adjustments. The Bank's three-year ARM loan has a maximum adjustment limitation of 2.0% per change and a 5.0% lifetime cap. The index for substantially all of the Bank's ARM loans is the Federal Home Loan Bank System's National Average Mortgage Rate for Previously-Occupied Homes.

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

         The Bank's multi-family loan portfolio at September 30, 1998 totalled $1.9 million or 1.8% of gross loans receivable. The Bank's largest multi-family loan at September 30, 1998, had an outstanding balance of $440,000 is secured by fifteen units and is current as to the repayment of principal and interest.

         COMMERCIAL REAL ESTATE LENDING. On a limited basis, the Bank originates and participates in commercial real estate loans that are generally secured by properties used for business or religious purposes such as farms, churches, nursing homes, small office buildings or retail facilities located in its primary market area. The Bank's underwriting procedures provide that commercial real estate loans may be made in amounts up to 80% of the appraised value of the property. The Bank's underwriting standards and procedures are similar to those applicable to its multi-family loans, whereby the Bank considers the net operating income of the property, the debt service ratio and the borrower's expertise, credit history and profitability. The largest commercial real estate loan in the Bank's portfolio at September 30, 1998 was a $2.0 million participation loan and is secured by a nursing home. The loan was current and performing in accordance with its contractual terms at September 30, 1998. At September 30, 1998 the Bank's commercial real estate loan portfolio was $7.0 million, or 6.6% of gross loans receivable.

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

         CONSTRUCTION AND LAND LENDING. The Bank generally originates construction and land development loans to contractors and individuals in its primary market area. The Bank's construction loans primarily are made to finance the construction of owner-occupied one- to four-family residential properties and to a significantly lesser extent, real estate developments. The Bank's construction loans to individuals are primarily fixed-rate loans with maturities of six months which, upon completion of construction, convert to permanent loans with maturities of up to 30 years. The Bank's policies provide that construction loans may be made in amounts up to 80% of the appraised value of the property for construction of one- to four-family residences. The Bank requires an independent appraisal of the property. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. The Bank requires regular inspections to monitor the progress of construction. Land loans are determined on an individual basis, but generally they do not exceed 75% of the actual cost or current appraised value of the property, whichever is less. The largest construction and land loan in the Bank's portfolio at September 30, 1998 had a balance of $350,000 and is secured by a single family residence. This loan is currently performing in accordance with its terms. At September 30, 1998, the Bank has $6.1 million of construction and land loans totaling 5.8% of the Bank's gross loans receivable.

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

         CONSUMER AND OTHER LENDING. The Bank's originated consumer loans generally consist of automobile loans, second mortgage loans, home equity loans, mobile home loans and loans secured by deposits. At September 30, 1998, the Bank's consumer loan portfolio was $2.3 million, or 2.2% of gross loans receivable.

         LOAN APPROVAL PROCEDURES AND AUTHORITY. The Board of Directors establishes the lending policies of the Bank. Loans in amounts up to $50,000 may be approved by the Bank's loan officers. Loans in excess of $50,000 and up to $250,000 must be approved by the Loan Committee, which consists of two senior officer/directors and one outside director. Loans in excess of $250,000 must be approved by the Board of Directors. Pursuant to OTS regulations, loans to one borrower cannot exceed 15% of the Bank's unimpaired capital and surplus. The Bank will not make loans to one borrower that are in excess of regulatory limits.
         DELINQUENCIES AND CLASSIFIED ASSETS. The Board of Directors performs a monthly review of all delinquent loans thirty days or more past due. The procedures taken by the Bank with respect to delinquencies vary depending on the nature of the loan and period of delinquency. When a borrower fails to make a required payment on a loan, the Bank takes a number of steps to have the borrower cure the delinquency and restore the loan to current status. The Bank sends the borrower a written notice of non-payment after the loan is first past due. In the event payment is not then received, additional letters are sent and phone calls are made. If management believes that the loan is well-secured, the Bank generally will try to work with the borrower to have the loan brought current. If the loan is still not brought current and it becomes necessary for the Bank to take legal action, the Bank will commence foreclosure proceedings against any real property that secures the loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan is foreclosed upon and sold at sheriff's sale.

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

         The Bank's management reviews and classifies the Bank's assets quarterly and reports the results of its review to the Board of Directors. The Bank classifies assets in accordance with the management guidelines described above. REO is classified as Substandard. At September 30, 1998, the Bank had $113,000 of assets classified as Special Mention, $999,000 of assets classified as Substandard, and no assets classified as Doubtful or Loss.

         NON-PERFORMING ASSETS. The following table sets forth information regarding non-accrual loans, accruing loans which are contractually past due 90 days or more and REO. For the years ended September 30, 1998, 1997, 1996, 1995 and 1994, respectively, the amount of interest income that would have been recognized on nonaccrual loans if such loans had continued to perform in accordance with their contractual terms was $0, $0, $5,280, $5,780, and $15,142 none of which was recognized.


                                                                         AT SEPTEMBER 30,
                                                  ---------------------------------------------------------------
                                                    1998        1997         1996         1995          1994
                                                  -----------  ----------  -----------  ------------  -----------
                                                                         (DOLLARS IN THOUSANDS)
Non-accrual loans:
   Residential real estate:
      One- to four-family                        $  --        $  --        $567         $226          $169
      Multi-family                                  --           --          --           --            --
   Commercial real estate                           --           --          11          117           100
   Construction and land                            --           --           5           --            --
   Consumer                                         --           --          --           12             1
                                                  ------       ------      ------       ------        -------
      Total non-accrual loans                       --           --          583         355           270
   Loans contractually past due more
      than 90 days and accruing interest           825           572         --           --            --
                                                               -----       ------       ------        ------
      Total non-performing loans                   825           572         583          355           270
REO, net                                            --            --          --           --            --
                                                  -----        ------      ------       ------        ------
      Total non-performing assets                 $825          $572        $583         $355          $270
                                                  ====         =====       =====        =====         =====
Allowance for loan losses as a
   percent of gross loans receivable               .11%         .13%         .13%         .14%          .16%
Allowance for loan losses as a percent of
   total non-performing loans(1)                 14.30        18.60        16.19        26.02         34.17
Non-performing loans as a percent of
   gross loans receivable(1)                      0.79         o.69         0.82         0.55          0.46
Non-performing assets as a percent of total
assets(1)                                         0.71         0.53         0.63         0.40          0.33

------------------------
(1) Non-performing assets consist of non-performing loans and REO. Non-performing loans consist of all accruing loans 90 days or more past due and all non-accrual loans.

         The following table sets forth delinquencies in the Bank's loan portfolio as of the dates indicated:

                                                  AT SEPTEMBER 30, 1998                          AT SEPTEMBER 30, 1997
                                    ------------------------------------------------- ----------------------------------------------
                                          60-89 DAYS             90 DAYS OR MORE (1)       60-89 DAYS           90 DAYS OR MORE (1)
                                                                                      ---------------------- -----------------------
                                    ------------------------ ------------------------
                                                  PRINCIPAL                PRINCIPAL              PRINCIPAL               PRINCIPAL
                                       NUMBER      BALANCE      NUMBER      BALANCE     NUMBER    BALANCE      NUMBER     BALANCE
                                      OF LOANS    OF LOANS     OF LOANS     OF LOANS   OF LOANS   OF LOANS    OF LOANS   OF LOANS
                                    ----------- ------------ ------------ ----------- ---------- ----------- ---------- ------------
                                                                                      (DOLLARS IN THOUSANDS)

One- to four-family ............         --      $  --          20          $783         4         $36         15           $476
Multi-family ...................         --         --          --            --         --         --         --             --
Commercial real estate .........         --         --           2            38         --         --          1             10
Construction and land ..........         --         --          --            --         --         --         --             --
Consumer .......................          7         31           1             4         --         --          2             86
                                        ---        ---         ---         -------       --         --         --             --

Total ..........................          7        $31          23          $825          4        $36         18           $572
                                        ===        ===          ==          ====        ===        ===         ==           ====
Delinquent loans to gross
loans receivable ...............                   .03%                      .79%                  .04%                      .68%


                                                       AT SEPTEMBER 30, 1996
                                    ------------------------------------------------------------
                                             60-89 DAYS                90 DAYS OR MORE (1)
                                    -----------------------------  -----------------------------
                                                     PRINCIPAL                      PRINCIPAL
                                       NUMBER         BALANCE         NUMBER         BALANCE
                                      OF LOANS       OF LOANS        OF LOANS        OF LOANS
                                    -------------  --------------  --------------  -------------
                                                      (DOLLARS IN THOUSANDS)

One- to four-family                      12       $450          16          $567
Multi-family                             --         --          --            --
Commercial real estate                    2          9           1            11
Construction and land                    --         --           1             5
Consumer loans                           --         --          --            --
                                         --         --          --            --

Total                                    14       $459          18          $583
                                         ==       ====          ==          ====
Delinquent loans to gross
  loans receivable                                 .61%                      .77%

--------------------
(1) Loans 90 days or more past due are included in non-accrual loans. See "Non-Performing Assets."

       ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in the Bank's loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additional provisions for loan losses based upon information available at the time of the review. As of September 30, 1998, the Bank's allowance for loan losses was .11% of gross loans receivable. The Bank had non-performing loans of $825,000 and $572,000 at September 30, 1998 and September 30, 1997, respectively. At September 30, 1998, the Bank had no loans classified as "impaired." The Bank will continue to monitor and modify its allowances for loan losses as conditions dictate.

         The following table sets forth activity in the Bank's allowance for loan losses for the periods set forth in the table.

                                                          AT OR FOR THE YEAR ENDED SEPTEMBER 30,
                                          --------------------------------------------------------------------------
                                             1998           1997           1996           1995           1994
                                          -------------  -------------- -------------  -------------- --------------

                                                                     (DOLLARS IN THOUSANDS)
Balance at beginning of period .........     $106           $  94          $  92          $  92           $  32
Provision for loan losses ..............       12              12              2             --              60
Charge-offs:
   Real Estate:
     One- to four-family ...............       --              --             --             --              --
     Multi-family ......................       --              --             --             --              --
     Commercial real estate ............       --              --             --             --              --
     Construction and land .............       --              --             --             --              --
   Consumer ............................       --              --             --             --              --
Recoveries .............................       --              --             --             --              --
                                             ------         ------          ----           ----            ----
Balance at end of period ...............     $118            $106            $94            $92             $92
                                             ====            ====            ===            ===             ===

Net charge-offs to average
 gross loans receivable ................       --              --             --             --              --


         The following tables set forth the amount of the Bank's allowance for loan losses, the percent of the allowance for loan losses to the total allowance and the percent of gross loans to gross loans receivable in each of the categories listed at the dates indicated.



                                                                                  AT SEPTEMBER 30,
                       ---------------------------------------------------------------------------------------------------------

                                1998                       1997                       1996                           1995
                       ---------------------------------------------------------------------------------------------------------

                                         PERCENT                    PERCENT                          PERCENT
                                         OF GROSS                   OF GROSS                        OF GROSS
                                PERCENT  LOANS IN          PERCENT  LOANS IN             PERCENT    LOANS IN          PERCENT
                                  OF       EACH              OF       EACH                 OF         EACH              OF
                               ALLOWANCE  CATEGORY        ALLOWANCE CATEGORY            ALLOWANCE   CATEGORY         ALLOWANCE
                               TO TOTAL  TO GROSS         TO TOTAL  TO GROSS            TO TOTAL    TO GROSS         TO TOTAL
                               ALLOWANCE  LOANS           ALLOWANCE  LOANS              ALLOWANCE    LOANS    AMOUNT ALLOWANCE
                        AMOUNT          RECEIVABLE AMOUNT           RECEIVABLE   AMOUNT            RECEIVABLE
                       ---------------------------------------------------------------------------------------------------------
                                                                               (DOLLARS IN THOUSANDS)
One- to four-
   family ............   $ 82     69.47%   83.54%  $75    70.75%   84.10%         $65     70.66%      82.33%   $63     68.21%
Multi-family .........      5      4.24     1.79     5     4.72     1.47            2      2.18        1.99      3      3.25

Commercial real estate     10      8.47     6.64    10     9.43     7.16            5      5.43        6.57      4      5.03

Construction and land       7      5.84     5.83     6     5.66     4.31            5      5.43        6.44      6      6.25
Consumer .............      3      2.54     2.20    --      --      2.96            5      5.43        2.67      5      5.26
Unallocated ..........     11      9.44       --    10     9.44      --            10     10.87         --      11     12.00
                         ----    ------   ------  ----   ------   ------          ---    ------      ------    ---    ------


Total allowance
 for loan losses .....   $118    100.00%  100.00% $106   100.00%  100.00          $92    100.00%     100.00    $92    100.00%
                         ====    ======   ======  ====   ======   ======          ===    ======      ======    ===    ======




                       -----------------------------------------

                                    1994
                       -----------------------------------------

                        PERCENT                      PERCENT
                        OF GROSS                     OF GROSS
                        LOANS IN          PERCENT    LOANS IN
                          EACH               OF        EACH
                        CATEGORY          ALLOWANCE  CATEGORY
                        TO GROSS          TO TOTAL   TO GROSS
                          LOANS           ALLOWANCE    LOANS
                       RECEIVABLE  AMOUNT            RECEIVABLE
                       -----------------------------------------
One- to four-
   family ............      83.28%    $62     67.58%      83.32%
Multi-family .........       2.24       4      4.36        2.15

Commercial real estate       5.74       4      4.75        6.25

Construction and land        5.61       5      5.75        5.19
Consumer .............       3.13       5      5.20        3.09
Unallocated ..........        --       12     12.36         --
                           ------     ---     -----       -----


Total allowance
 for loan losses .....     100.00%    $92    100.00%     100.00%
                           ======     ===    ======      ======


REAL ESTATE OWNED

         At September 30, 1998, the Bank had no REO. If the Bank acquires any REO, it is initially recorded at fair value less costs to sell and thereafter REO is recorded at the lower of the recorded investment in the loan or the fair value of the related assets at the date of foreclosure, less costs to sell. Thereafter, REO is valued at the lower of the recorded investment or the fair value of the property less costs to sell. If there is a further deterioration in value, the Bank provides for a specific valuation allowance.

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

         The investment policy of the Company as established by the Board of Directors attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement the Company's lending activities. The Company's policies generally limit investments to government and federal agency securities. The Company's policies provide the authority to invest in U.S. Treasury and federal agency securities meeting the Company's guidelines and in mortgage-backed securities guaranteed by the U.S. government and agencies thereof. At September 30, 1998, the Company had investment and mortgage-backed securities with a carrying value of $13.6 million and a market value of $14.0 million. At September 30, 1998, the Company had $4.6 million in mortgage-backed securities classified as available for sale and $9.0 million in investment and mortgage-backed securities classified as held to maturity. At September 30, 1998, $7.9 million of the Company's mortgage-backed securities had adjustable rates.

         At September 30, 1998, all of the Company's mortgage-backed securities were insured or guaranteed by either the GNMA, FNMA or FHLMC. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby reducing or increasing, respectively, the net yield on such securities. There is also the risk associated with the necessity to reinvest the cash flows from such securities at market interest rates which may be lower than the interest rates received on such securities. In addition, the market value of such securities may be adversely affected by changes in interest rates.

         The following table sets forth certain information regarding the carrying and fair values of the Company's investment securities and mortgage-backed securities at the dates indicated:


                                                                               AT SEPTEMBER 30,

                                               -------------------------------------------------------------------------------------
                                                         1998                             1997                           1996
                                               ------------------------  ------------------------------      -----------------------
                                                CARRYING         FAIR         CARRYING         FAIR          CARRYING       FAIR
                                                 VALUE          VALUE          VALUE          VALUE            VALUE        VALUE
                                               -----------  -----------  -------------- ---------------      ----------  -----------

                                                                               (IN THOUSANDS)
Securities:
 Available for sale:

   FNMA certificates ..................           3,915           3,889              --              --              --          --
                                                -------         -------         -------         -------         -------     -------
   GNMA certificates ..................         $   690         $   711             739             739             777         777
       Total available for sale .......           4,605           4,600             739             739             777         777
                                                -------         -------         -------         -------         -------     -------
 Held to maturity:
   U.S. Treasury ......................         $    --         $    --         $ 4,996         $ 4,999              --          --
   FHLB debt securities ...............              --              --              --              --             500         500
   GNMA certificates ..................           8,897           9,256          11,218          11,634          13,223      13,448
   FHLMC certificates .................             107             112             149             156             214         225
                                                -------         -------         -------         -------         -------     -------
        Total held to maturity.........           9,004           9,368          16,363          16,789          13,937      14,173
                                                -------         -------         -------         -------         -------     -------
   FHLB stock .........................             922             922             834             834             778         778
                                                -------         -------         -------         -------         -------     -------
   Total securities ...................         $14,531         $14,890         $17,936         $18,362         $15,492     $15,728
                                                =======         =======         =======         =======         =======     =======

         The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company's investment securities and mortgage-backed securities as of September 30, 1998.

                                                                   AT SEPTEMBER 30, 1998
                                             ---------------------------------------------------------------
                                                                       MORE THAN ONE        MORE THAN FIVE
                                               ONE YEAR OR LESS     YEAR TO FIVE YEARS    YEARS TO TEN YEARS
                                             --------------------- -------------------- --------------------
                                                         WEIGHTED             WEIGHTED            WEIGHTED
                                              CARRYING   AVERAGE   CARRYING   AVERAGE   CARRYING  AVERAGE
                                               VALUE      YIELD     VALUE      YIELD      VALUE    YIELD
                                             ----------- --------- -------------------  -------- -----------
                                                                       (DOLLARS IN THOUSANDS)

Mortgage-backed securities:
   Available for sale:
     FNMA .....................................   --      --         --         --        --        --
     GNMA .....................................   --      --         --         --        --        --
                                                ------            --------
       Total available for sale ...............   --      --         --         --        --        --

   Held to maturity:
     GNMA .....................................   --      --        $ 3       8.00%   $    13     8.19%

     FHLMC ....................................                      --         --         84     8.32
                                                ------            --------             ------
       Total held to maturity .................   --      --          3       8.00         97     8.30
                                                ------            --------             ------
         Total mortgage-backed securities .....   --      --        $ 3       8.00    $    97     8.30%
                                                ======            ========



                                                    -----------------------------------------

                                                     MORE THAN TEN YEARS        TOTAL
                                                    -------------------- --------------------
                                                              WEIGHTED              WEIGHTED
                                                    CARRYING   AVERAGE   CARRYING    AVERAGE
                                                     VALUE      YIELD     VALUE       YIELD
                                                    --------- ---------- ---------- ---------
Mortgage-backed securities:
   Available for sale:
     FNMA .....................................    $ 3,889      5.29%   $ 3,889      5.29%
     GNMA .....................................        711      6.97        711      6.97
                                                    ------                -----

       Total available for sale ...............      4,600      5.55      4,600      5.55
                                                     -----                -----

   Held to maturity:
     GNMA .....................................      8,881      7.38      8,897      7.38

     FHLMC ....................................         23     12.32        107      9.17
                                                    ------                -----

       Total held to maturity .................      8,904      7.39      9,004      7.40
                                                    ------                -----

         Total mortgage-backed securities .....    $13,504      6.76    13,604      6.77
                                                   =======              ======

SOURCES OF FUNDS

         GENERAL. Deposits, loan repayments and prepayments and cash flows generated from operations are the primary sources of the Bank's funds for use in lending, investing and for other general purposes. The Bank has historically not used FHLB advances or other borrowings as a source of funds.

         DEPOSITS. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposits consist of savings and club accounts, NOW accounts, money market accounts and certificates of deposit. For the year ended September 30, 1998, certificates of deposit constituted 75.2% of total average deposits. The term of the certificates of deposit offered by the Bank vary from six months to five years and the offering rates are established by the Bank on a weekly basis. Once a certificate account is established, no additional amounts are permitted to be deposited in that account, with the exception of Individual Retirement Account certificates. Specific terms of an individual account vary according to the type of account, the minimum balance required, the time period funds must remain on deposit and the interest rate, among other factors. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. At September 30, 1998, the Bank had $47.3 million of certificate accounts maturing in less than one year. The Bank's deposits are obtained predominantly from the area in which its banking office is located. The Bank relies primarily on a willingness to pay market-competitive interest rates to attract and retain these deposits. Accordingly, rates offered by competing financial institutions significantly affect the Bank's ability to attract and retain deposits. See Note 5 to the Consolidated Financial Statements under Item 8 hereof for a summary of the types of deposit accounts offered by the Bank.

         The following table presents the deposit activity of the Bank for the periods indicated:

                                                                      FOR THE YEAR ENDED SEPTEMBER 30,
                                                         -----------------------------------------------------------
                                                               1998                1997                 1996
                                                         ------------------  ------------------   ------------------
                                                                               (IN THOUSANDS)
Beginning balance ....................................        $77,373             $79,831              $76,664
Net deposits (withdrawals) ...........................         (2,138)             (5,235)                (819)
Interest credited on deposit accounts ................          3,839               2,777                3,986
                                                              -------             -------              -------
Ending balance .......................................        $79,074             $77,373              $79,831
                                                              =======             =======              =======

         At September 30, 1998, the Bank had approximately $6.0 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                                                                   WEIGHTED
                  MATURITY PERIOD                             AMOUNT             AVERAGE RATE
----------------------------------------------------   ---------------------   -----------------
                                                             (DOLLARS
                                                           IN THOUSANDS)

Three months or less .................................         $   309                 5.91%
Over three through six months ........................           1,458                 5.47
Over six through 12 months ...........................           2,372                 5.54
Over 12 months .......................................           1,835                 5.52
                                                               -------                 ----
Total ................................................          $5,974                 5.54%
                                                                ======                 ====

         The following table sets forth the distribution of the Bank's deposit accounts for the periods indicated.


                                                                     FOR THE YEAR ENDED SEPTEMBER 30,
                                                 -----------------------------------------------------------------------------------
                                                           1998                         1997                        1996
                                                 --------------------------  --------------------------- ---------------------------
                                                                 PERCENT                     PERCENT                     PERCENT
                                                   AMOUNT       OF TOTAL       AMOUNT        OF TOTAL       AMOUNT       OF TOTAL
                                                 ------------  ------------  ------------  ------------- ------------- -------------
                                                                                (DOLLARS IN THOUSANDS)

Savings and club accounts ......................   $ 8,553           10.82%    $ 7,810           10.09%    $ 8,275           10.37%
Money market accounts ..........................     5,329            6.74       5,802            7.50       7,422            9.30
NOW accounts ...................................     4,765            6.02       4,690            6.06       5,052            6.33
Non-interest bearing accounts ..................       689            0.87       1,397            1.81          42            0.04
                                                   -------          ------     -------          ------     -------          ------
   Total .......................................    19,336           24.45      19,699           25.46      20,791           26.04

Certificate accounts:
   4.00% to 4.99% ..............................     2,070            2.62                        3.89       3,109
   5.00% to 5.99% ..............................    52,404           66.27      43,757           56.55      34,698           43.47
   6.00% to 6.99% ..............................     5,214            6.60      13,814           17.85      17,233           21.59
   7.00% to 7.99% ..............................        10            0.01          66            0.09       3,966            4.97
   8.00% to 8.99% ..............................        40            0.05          37            0.05          34             .04
                                                   -------          ------     -------          ------     -------          ------
     Total certificate accounts ................    59,738           75.55      57,674           74.54      59,040           73.96
                                                   -------          ------     -------          ------     -------          ------

   Total deposits ..............................   $79,074          100.00%    $77,373          100.00%    $79,831          100.00%
                                                   =======          ======     =======          ======     =======          ======

         The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at September 30, 1998.


                                          PERIOD TO MATURITY FROM SEPTEMBER 30, 1998                            AT SEPTEMBER 30,
                             -----------------------------------------------------------------------------------------------------
                             LESS THAN      ONE TO       TWO TO     THREE TO   FOUR TO    MORE THAN
                              ONE YEAR    TWO YEARS   THREE YEARS FOUR YEARS  FIVE YEARS  FIVE YEARS  TOTAL       1997        1996
                             ---------  ------------  ----------- ----------  ----------  ----------  -----      ------    ---------
                                                                         (IN THOUSANDS)
Certificate accounts:

4.00 to 4.99% ............     $ 2,070     $  --       $  --           $--     $  --       $--       $ 2,070        --       $ 3,109
5.00 to 5.99% ............      40,387      10,494         935          71         517      --        52,404     $43,757      34,698
6.00 to 6.99% ............       4,874         340        --          --          --        --         5,214      13,814      17,233
7.00 to 7.99% ............           1           5        --          --             4      --            10          66       3,966
8.00 to 8.99% ............        --          --          --          --            40      --            40          37          34
                               -------     -------     -------     -------     -------     -----     -------     -------     -------
        Total ............     $47,332     $10,839     $   935     $    71     $   561     $--       $59,738     $57,675     $59,040
                               =======     =======     =======     =======     =======     =====     =======     =======     =======


SUBSIDIARY ACTIVITIES

         The Bank has one wholly-owned subsidiary, Delphos Service Corporation, which currently does not conduct any activities.

PERSONNEL

         As of September 30, 1998, the Company had 18 full-time employees and five part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.


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

HOLDING COMPANY REGULATION

         The Company is a non-diversified unitary savings and loan holding company within the meaning of the HOLA. As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender ("QTL"). See "Federal Savings Institution Regulation - QTL Test." Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the
                                       21

QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act ("BHC Act"), subject to the prior approval of the OTS, and certain activities authorized by OTS regulation, and no multiple savings and loan holding company may acquire more than 5% of the voting stock of a company engaged in impermissible activities.

         The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of the voting stock of another savings institution or holding company thereof without prior written approval of the OTS or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

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

         The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (I.E., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule, a savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. The Director of the OTS may waive or defer a savings institution's interest rate risk component on a case-by-case basis. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. For the present time, the OTS has deferred implementation of the interest rate risk component. At September 30, 1998, the Bank met each of its capital requirements and it is anticipated that the Bank will not be subject to the interest rate risk component.

         The following table presents the Bank's capital position at September 30, 1998.

                                                               EXCESS                      CAPITAL
                                                                              ----------------------------------
                          ACTUAL            REQUIRED        (DEFICIENCY)          ACTUAL           REQUIRED
                          CAPITAL           CAPITAL            AMOUNT            PERCENT           PERCENT
                         ----------------  ---------------  ----------------- ---------------  -----------------
                                                           (DOLLARS IN THOUSANDS)

Tangible ............    $12,367             $1,738           $10,629               10.67%           1.50%
Core (Leverage) .....    $12,367              3,477             8,890               10.67            3.00
Risk-based ..........    $12,485              4,795             7,690               20.83            8.00

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

         INSURANCE OF DEPOSIT ACCOUNTS. Deposits of the Bank are presently insured by the SAIF. On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the "Funds Act") which, among other things, imposed a special one-time assessment on SAIF member institutions, including the Bank, to recapitalize the SAIF. The SAIF was undercapitalized primarily due to a statutory requirement that SAIF members make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. As required by the Funds Act, the FDIC imposed a special assessment of 65.7 basis points on SAIF assessable deposits held as of March 31, 1995, payable November 27, 1996 (the "SAIF Special Assessment"). The SAIF Special Assessment was recognized by the Bank as an expense in the quarter ended September 30, 1996. The SAIF Special Assessment recorded by the Bank amounted to $486,000 on a pre-tax basis and $321,000 on an after-tax basis.

         The Funds Act also spreads the obligations for payment of the FICO bonds across all SAIF and Bank Insurance Fund ("BIF") members. The BIF covers most commercial bank deposits. Beginning on January 1, 1997, BIF deposits were assessed for a FICO payment of approximately 1.3 basis points, while SAIF deposits pay approximately 6.4 basis points. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. The Funds Act specifies that the BIF and SAIF will be merged on January 1, 1999, provided no savings associations remain as of that time.

         As a result of the Funds Act, the FDIC voted to effectively lower SAIF assessments to 0 to 27 basis points as of January 1, 1997, a range comparable to that of BIF members. The FDIC reviews the assessment rate semi-annually and currently has maintained the 0 to 27 basis point range. SAIF members will also continue to make the FICO payments described above. Management cannot predict the level of FDIC insurance assessments on an on-going basis, whether the savings association charter will be eliminated or whether the BIF and SAIF will eventually be merged.

         The Bank's assessment rate for fiscal 1998 ranged from 5.82 to 6.28 basis points and the premium paid for this period was $52,000. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.

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

         THRIFT RECHARTERING LEGISLATION. The Funds Act provides that the BIF and SAIF will merge on January 1, 1999 if there are no more savings associations as of that date. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and abolish the OTS have been introduced in Congress. Some bills would require federal savings institutions to convert to a national bank or some type of state charter by a specified date under some bills, or they would automatically become national banks. Under the same proposals, converted federal thrifts would generally be required to conform their activities to those permitted for the charter selected and divestiture of nonconforming assets would be required over a two year period, subject to two possible one year extensions. State chartered thrifts would become subject to the same federal regulation as applies to state commercial banks. Also, some bills provide that holding companies for savings institutions would become subject to the same regulation as holding companies that control commercial banks, with a limited grandfather provision for unitary savings and loan holding company activities. The Bank is unable to predict whether such legislation will be enacted or the extent to which the legislation would restrict or disrupt its operations.

         LOANS TO ONE BORROWER. Under the HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At September 30, 1998, the Bank's limit on loans to one borrower was $2.1 million. At September 30, 1998, the Bank's largest aggregate outstanding balance of loans to one borrower was $2.0 million.

         QTL TEST. The HOLA requires savings institutions to meet a QTL test. Under the QTL test, a savings and loan association is required to either maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period or qualify as a "domestic building and loan association" under the Internal Revenue Code of 1986, as amended.

         A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of September 30, 1998, the Bank maintained 96.03% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

         LIMITATION ON CAPITAL DISTRIBUTIONS. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. In January 1998, the OTS proposed amendments to its capital distribution regulation that would generally authorize the payment of capital distributions without OTS approval provided that the payment does not cause the institution to be undercapitalized within the meaning of the prompt corrective action regulation. However, institutions in a holding company structure would still have a prior notice requirement. At September 30, 1998, the Bank was a Tier 1 Bank.

         LIQUIDITY. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 4%. The Bank's liquidity ratio for September 30, 1998 was 16.19%, which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

         ASSESSMENTS. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended September 30, 1998 totaled $34,000.

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

FEDERAL RESERVE SYSTEM

         The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $47.8 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts aggregating greater than $47.8 million, the reserve requirement is $1.43 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $47.8 million. The first $4.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.


                           FEDERAL AND STATE TAXATION

FEDERAL TAXATION

         GENERAL. The Company and the Bank report their income on a consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the IRS recently, and therefore the 1994 through 1996 returns are open for audit. For its 1998 taxable year, the Bank is subject to a maximum federal income tax rate of 34%.

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

ITEM 2.  PROPERTIES.

         The Bank conducts its business through a single banking office located at 114 East 3rd Street in Delphos, Ohio. The Company believes that the current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company. The Bank's office was constructed in 1955 and was most recently remodeled in 1993. The Bank's office had a net book value of $554,000 at September 30, 1998.

ITEM 3.  LEGAL PROCEEDINGS.

         At September 30, 1998, the Company was not involved in any pending legal proceedings. However, from time to time, the Company is involved in legal proceedings occurring in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Common Stock of the Company is traded on the Nasdaq National Market under the symbol "DCBI." The stock began trading on November 21, 1996. As of December 21, 1998, there were 1,391 recordholders of the Common Stock of the Company, which includes shares held in street name. The following table discloses the high and low bids for the Common Stock for each quarterly period indicated.

                         HIGH                 LOW
September 30, 1998       $ 19.44            $ 15.38
June 30, 1998            $ 22.25            $ 19.00
March 31, 1998           $ 24.25            $ 19.63
December 31, 1997        $ 20.75            $ 17.00

September 30, 1997       $ 17.50            $ 14.75
June 30, 1997            $ 15.00            $ 12.44
March 31, 1997           $ 14.50            $ 12.00
December 31, 1996        $ 12.50            $ 11.75


         The following table lists the dividends declared and paid by the Company.


 DIVIDEND (1)            DECLARED             PAID
----------------        -----------        -----------
$.06                    10-28-97           11-18-97
 .06                    01-27-98           02-19-98
 .06                    04-30-98           05-21-98
 .06                    08-05-98           08-26-98
 .06                    10-29-98           11-24-98

----------
(1)    Per share.

ITEM. 6  SELECTED FINANCIAL DATA.

         The selected consolidated financial and other data of the Company set forth below is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company and Notes thereto. See Item 8 "Financial Statements and Supplementary Data."


                                                                         AT SEPTEMBER 30,
                                                 -------------------------------------------------------------------
                                                    1998           1997         1996         1995          1994
                                                 ------------   -----------  -----------  -----------  -------------
                                                                         (IN THOUSANDS)
SELECTED BALANCE SHEET DATA:
Total assets ...............................     $115,901       $107,796     $92,235      $ 88,022     $ 82,613
Cash and cash equivalents ..................        1,618          4,400       4,695         4,257        6,331
Investment securities(1) ...................           --          4,996         500           500          500
Mortgage-backed securities(1) ..............       13,605         12,107      14,214        17,421       17,755
FHLB stock - at cost .......................          922            834         778           726          570
Loans receivable, net(2) ...................       98,486         84,285      70,787        64,043       56,451
Deposits ...................................       79,074         77,373      79,831        76,664       72,255
FHLB advances ..............................       10,000          1,000          --            --           --
Total equity ...............................       26,060         28,716      11,425        10,799        9,855


                                                                    FOR THE YEAR ENDED SEPTEMBER 30,
                                                  ------------------------------------------------------------------
                                                     1998          1997         1996          1995          1994
                                                  ------------   ----------  ------------  -----------   -----------
                                                                             (IN THOUSANDS)
Selected Operating Data:
Interest income ............................       $8,284         $7,638      $6,697       $ 6,217       $ 5,424
Interest expense ...........................        4,040          3,772       3,996         3,601         2,952
                                                  -------        -------     -------       -------       -------
Net interest income ........................        4,244          3,866       2,701         2,616         2,472
Provision for loan losses ..................           12             12           2            --            60
                                                  ---------      -------     -------       -------       -------
 Net interest income after
    provision for loan losses ..............        4,232          3,854       2,699         2,616         2,412
Non-interest income ........................          432            229         232           151           261
Non-interest expense .......................        1,927          1,871       1,954         1,342         1,284
                                                  -------        -------     -------       -------       -------
Income before income taxes .................        2,737          2,212         977         1,425         1,389
Income taxes ...............................        1,085            686         333           481           477
                                                  -------        -------     -------       -------       -------
Net income .................................       $1,652         $1,526      $  644       $   944       $   912
                                                   ======         ======      ======       =======       =======






                                                                                  AT OR FOR THE YEAR ENDED
                                                                                       SEPTEMBER 30,

                                                               ---------------------------------------------------------------------
                                                                     1998          1997           1996          1995          1994
                                                               ------------  ------------  ------------- ------------- -------------
SELECTED FINANCIAL RATIOS AND OTHER
DATA(3):
PERFORMANCE RATIOS:
         Return on average assets ............................        1.50%         1.42%         0.71%         1.10%         1.14%
         Return on average equity ............................        5.87          5.31          5.59          8.94          9.84
         Average equity to average assets ....................       25.48         25.37         12.68         12.30         11.62
         Equity to total assets at end of
           period ............................................       22.48         26.64         12.39         12.27         11.93
         Average interest rate spread(4) .....................        2.72          2.67          2.51          2.54          2.68
         Net interest margin(5) ..............................        3.94          3.83          3.06          3.10          3.15
         Average interest-earning assets to
           average interest-bearing
           liabilities .......................................      132.61        131.00        112.32        112.20        112.61
         Efficiency ratio(6) .................................       41.21         45.68         66.61         51.29         51.93
         Non-interest expense to average
           assets ............................................        1.75          1.71          2.15          1.56          1.61
REGULATORY CAPITAL RATIOS(7):
         Tangible capital ....................................       10.67         13.89         12.40         12.27         11.93
         Core capital ........................................       10.67         13.89         12.40         12.27         11.93
         Risk-based capital ..................................       20.83         28.63         27.25         27.90         28.45
ASSET QUALITY RATIOS:
         Non-performing loans as a percent
           of gross loans receivable(8)(9) ...................        0.79          0.68          0.82          0.55          0.46

         Non-performing assets as a percent
           of  total assets(9) ...............................        0.71          0.53          0.63          0.40          0.33

         Allowance for loan losses as a
           percent of gross loans receivable(8) ..............        0.11          0.13          0.13          0.14          0.16

         Allowance for loan losses as a
           percent of non-performing loans(9) ................       14.30         18.60         16.19         26.02         34.17

----------------------------
(1) The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), effective as of October 1, 1995. Prior to the adoption of SFAS No. 115, investment securities and mortgage-backed securities held for sale were carried at the lower of amortized cost or market value, as adjusted for amortization of premiums and accretion of discounts over the remaining terms of the securities from the dates of purchase.
(2) Loans receivable are shown net of loans in process, net deferred loan origination fees and the allowance for loan losses.
(3) Asset Quality Ratios and Regulatory Capital Ratios are end of period ratios. With the exception of end of period ratios, all ratios are based on average monthly balances during the indicated periods and are annualized where appropriate.
(4) The average interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5) The net interest margin represents net interest income as a percent of average interest-earning assets.
(6) The efficiency ratio represents non-interest expense as a percent of net interest income before provision for loan losses and non-interest income.
(7) For definitions and further information relating to the Bank's regulatory capital requirements, See "Regulation and Supervision - Federal Savings Institution Regulation - Capital Requirements."
(8)  Gross loans receivable are stated at unpaid principal balances.
(9) Non-performing assets consist of non-performing loans and real estate owned ("REO"). Non-performing loans consist of all loans 90 days or more past due and all other non-accrual loans. See "Lending Activities - Non-Performing Assets" and "- Real Estate Owned."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         AVERAGE BALANCE SHEETS. The following table sets forth certain information relating to the Company at September 30, 1998, and for the years ended September 30, 1998, 1997 and 1996. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances has caused any material differences in the information presented. Average balances of loans receivable include loans on which the Company has discontinued accruing interest. The yields and costs include amortized and deferred fees and costs which are considered adjustments to yields.

                                                                                YEAR ENDED SEPTEMBER 30,
                                                              -------------------------------------------------------
                                          AT SEPTEMBER 30,
                                                1998                     1998                          1997
                                        --------------------- ------------------------------   ----------------------
                                                                                    AVERAGE
                                                    YIELD/     AVERAGE               YIELD/    AVERAGE
                                         BALANCE     COST      BALANCE   INTEREST     COST     BALANCE    INTEREST
                                        ---------- --------   ---------  ---------  --------  ---------  ------------

                                                                                         (DOLLARS IN THOUSANDS)
ASSETS:
 Interest-earning assets:
         Interest-earning deposits in
          other banks .................... $    425    5.74%   $  2,427    $    159       6.55%   $7,993        $452
         Investment securities, net(1) ...      922    6.78         884          62       7.01     2,975         242
         Loans receivable, net (2) .......   98,486    7.54      91,126       7,049       7.74    76,727       5,944
         Mortgage-backed securities,
          net(1) .........................   13,605    6.77      13,291       1,014       7.63    13,181       1,000
                                           --------             -------     -------              -------    --------
           Total interest-earning assets..  113,438    7.43     107,728       8,284       7.69   100,876       7,638
 Non-interest-earning assets .............    2,463               2,646                            3,488
                                           --------             -------                          -------
           Total assets .................. $115,901            $110,374                         $104,364
                                           ========             =======                          =======
LIABILITIES AND EQUITY:
 Interest-bearing liabilities:
         Passbook savings accounts ....... $  8,553    2.94       8,147         232       2.85  $  8,470    $    237
         Money market accounts ...........    5,329    3.06       5,516         168       3.05     6,218         192
         NOW accounts ....................    4,765    2.37       5,527          84       1.52     5,439          84
         Certificate accounts ............   59,738    5.59      58,275       3,362       5.77    56,876       3,259
                                                                                                 -------      ------
         FHLB advances ...................   10,000    5.12       3,773         194       5.14
                                             ------              ------        ----
            Total interest-bearing
              liabilities ................   88,385    4.96      81,238       4,040       4.97    77,003       3,772
  Non-interest-bearing liabilities .......    1,456            $  1,014                              886
                                             ------             -------                          -------
            Total liabilities ............   89,841              82,252                           77,889
 Equity ..................................   26,060              28,122                           26,475
                                             ------             -------                          -------
      Total liabilities and equity .......  115,901             110,374                          104,364
                                            =======             =======                          =======
 Net interest income before provision ....                                 $  4,244                            3,866
                                                                              =====                           ======
 Net interest rate spread(3) .............                                               2.72%
                                                                                       ======
 Net interest margin(4) ..................                                               3.94%
                                                                                       ======
 Ratio of interest-earning assets to
   interest-bearing liabilities ..........   126.24%             132.61%                          131.00%
                                            =======              ======                           ======






                                                                     -------------------------------------------
                                                                                         1996
                                                                     -------------------------------------------
                                                                     AVERAGE                          AVERAGE
                                                                      YIELD/    AVERAGE                YIELD/
                                                                       COST     BALANCE    INTEREST     COST
                                                                     --------  ---------  ---------- ----------


ASSETS:
 Interest-earning assets:
         Interest-earning deposits in
          other banks ....................                               5.65%$   3,584   $    227     6.33%
         Investment securities, net(1) ...                               8.13     1,255         76     6.06
         Loans receivable, net (2) .......                               7.75    67,919      5,228     7.70
         Mortgage-backed securities,
          net(1) .........................                               7.54    15,547      1,166     7.50
                                                                               --------    --------
           Total interest-earning assets..                               7.57    88,305      6,697     7.59
 Non-interest-earning assets .............                                        2,505
                                                                               --------
           Total assets ..................                                   $   90,810
                                                                               ========
LIABILITIES AND EQUITY:
 Interest-bearing liabilities:
         Passbook savings accounts .......                              2.80 $    8,522        250     2.93
         Money market accounts ...........                              3.09      8,464        262     3.10
         NOW accounts ....................                              1.54      4,552         88     1.93
         Certificate accounts ............                              5.73     57,081      3,396     5.95
                                                                                 ------      -----
         FHLB advances ...................

            Total interest-bearing
              liabilities ................                              4.90     78,619      3,996     5.08
  Non-interest-bearing liabilities .......                                          675
                                                                                -------
            Total liabilities ............                                       79,294
 Equity ..................................                                       11,516
                                                                                -------
      Total liabilities and equity .......                                       90,810
                                                                                =======
 Net interest income before provision
   for estimated loan losses .............                                                   2,701
                                                                                             =====
 Net interest rate spread(3) .............                               2.67%                         2.51%
                                                                        =====                         =====
 Net interest margin(4) ..................                               3.83%                         3.06%
                                                                        =====                         =====
 Ratio of interest-earning assets to
   interest-bearing liabilities ..........                                       112.32%
                                                                                 ======



------------------------
(1)     Includes unamortized discounts and premiums.
(2) Amount is net of loans in process, net deferred loan origination fees and allowance for loan losses and includes non-performing loans.
(3) Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(4) Net interest margin represents net interest income divided by average interest-earning assets.
                                       34

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




                                                        YEAR ENDED SEPTEMBER 30, 1998       YEAR ENDED SEPTEMBER 30, 1997
                                                                 COMPARED TO                         COMPARED TO
                                                        YEAR ENDED SEPTEMBER 30, 1997       YEAR ENDED SEPTEMBER 30, 1996
                                                      ----------------------------------  ----------------------------------
                                                       INCREASE (DECREASE)                 INCREASE (DECREASE)
                                                              DUE TO                             DUE TO
                                                      -----------------------             ----------------------
                                                        VOLUME       RATE        NET       VOLUME       RATE        NET
                                                      ----------- ----------- ----------  ---------- ----------- -----------
                                                                                                   (IN THOUSANDS)
INTEREST-EARNING ASSETS:
   Interest-earning deposits in other banks ......    $   (355)   $    62       $  (293)      $252       $  (27)     $   225
   Investment securities, net ....................        (150)       (30)         (180)       133           33          166
   Loans receivable, net .........................       1,114        (9)         1,105        682           34          716
   Mortgage-backed securities, net ...............           8          6            14       (179)          13         (166)
                                                      ----------  -------     ---------   --------     --------     --------
       Total change in interest income ...........         617         29           646        888           53          941
                                                      --------    -------     ---------   --------     --------     --------

INTEREST-BEARING LIABILITIES:
   Passbook savings accounts .....................          (9)         4            (5)        (2)         (11)         (13)
   Money market accounts .........................         (21)        (3)          (24)       (69)          (1)         (70)
   NOW accounts ..................................           1         (1)            0          15         (19)          (4)
   Certificate accounts ..........................          81         22           103        (12)        (125)        (137)
   FHLB advances .................................         194         --           194
                                                      --------     ------       --------
       Total change in interest expense ..........         245         23           268       (68)         (156)        (224)
                                                      --------     ------      --------    -------      -------      -------
Net change in net interest income ................    $   372     $     6       $   378       $956       $  209       $1,165
                                                      =======      ======      ========    =======      =======      =======




                                                                 YEAR ENDED SEPTEMBER 30, 1996
                                                                          COMPARED TO
                                                                 YEAR ENDED SEPTEMBER 30, 1995
                                                               -----------------------------------
                                                                INCREASE (DECREASE)
                                                                       DUE TO
                                                               -----------------------
                                                                 VOLUME       RATE        NET
                                                               ----------- ----------- -----------

INTEREST-EARNING ASSETS:
   Interest-earning deposits in other banks ...............          $(123)      $ 56         $(67)
   Investment securities, net .............................              6         10           16
   Loans receivable, net ..................................            623         18          641
   Mortgage-backed securities, net ........................           (172)        62         (110)
                                                                  --------    -------      -------
       Total change in interest income ....................            334        146          480
                                                                  --------    -------      -------

INTEREST-BEARING LIABILITIES:
   Passbook savings accounts ..............................             (2)       (35)         (37)
   Money market accounts ..................................           (109)       (29)        (138)
   NOW accounts ...........................................              2        (23)         (21)
   Certificate accounts ...................................            429        162          591
   FHLB advances ..........................................

       Total change in interest expense ...................            320         75          395
                                                                   -------    -------      -------
Net change in net interest income .........................           $ 14       $ 71         $ 85
                                                                   =======    =======      =======

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

GENERAL

         Net earnings for the year ended September 30, 1998 were $1,652,000, an increase of $126,000, or 8.3% from $1,526,000 for the year ended September 30, 1997. The increase in net earnings between the two years resulted from a $378,000 increase in net interest income and a $203,000 increase in other income which were partially offset by increases of $57,000 and $399,000 in other expenses and tax expense, respectively.

INTEREST INCOME

         Interest income increased by $646,000, or 8.5%, from $7.6 million for the year ended September 30, 1997 to $8.3 million for the year ended September 30, 1998. The increase in interest income resulted primarily from the $6.9 million increase in average interest earnings assets. The increase in average earning assets is due to the increase in the loan portfolio which was partially offset by a decrease in the average balance of interest-earning deposits in banks and mortgage-backed securities.

INTEREST EXPENSE

         Interest expense increased $268,000, or 7.1%, from $3.8 million for the year ended September 30, 1997 to $4.0 million for the year ended September 30, 1998. The increase in interest expense was due primarily to a $4.2 million increase in the average balance of interest-bearing liabilities. The increase in average balances was primarily from an increase in the use of Federal Home Loan Bank Advances as an alternative funding source and to a lesser extent an increase in the average balance of certificates of deposits. While the increase in interest expense was primarily volume related, interest expense also increased due to an increase in rates paid on interest bearing liabilities, primarily certificates of deposit.

NET INTEREST INCOME

         Net interest income increased by $378,000 from $3.9 million for the year ended September 30, 1997 to $4.2 million for the year ended September 30, 1998. The increase in net interest income reflects continued growth in the Bank's average balance of interest-earning assets and partially offset by an increase in the average balance of interest-bearing liabilities. The net interest margin increased from 3.83% for the year ended September 30, 1997 to 3.94% for the year ended September 30, 1998, due primarily to the increase in the ratio of interest-earning assets to interest-bearing liabilities.

PROVISION FOR LOAN LOSSES

         The Bank made a $12,000 provision for loan losses during both the year ended September 30, 1998 and 1997. The amount of the Bank's provision for loan losses is based upon management's periodic analysis of the adequacy of the allowance for loan losses. The Bank has historically experienced very low levels of loan losses and had no charge-off's during 1998 or 1997.

NON-INTEREST INCOME

         Non-interest income increased by $203,000 from $229,000 for the year ended September 30, 1997 to $432,000 for the year ended September 30, 1998. The increase in non-interest income between the two periods resulted primarily from an increase in service charges and fees on loans. The increase in loan fee income was significantly influenced by the increased volume of loan origination activity experienced during the year. The increased loan volume was significantly influenced by the historically low long term interest rates which influenced both new home purchases and mortgage refinancing activity. Management anticipates that fee income from loans will decrease when loan refinancing activity returns to more historically lower levels.

NON-INTEREST EXPENSE

         Non-interest expense increased by $57,000, or 3.0% from, $1.87 million for the year ended September 30, 1997 to $1.93 million for the year ended September 30, 1998. The increase was primarily due to a $62,000 increase in franchise tax expense resulting from the increased equity of the company and bank subsidiary and a $54,000 increase in data processing expense. The decrease in compensation and benefits is due to the higher ESOP expense in 1997 because of the additional ESOP contribution in fiscal 1997. The decrease in ESOP expense was partially offset by an increase in salary expense from annual merit increases and an increase in RRP expense due to the full year impact of the RRP plan.

INCOME TAXES

         The Company's income tax expense increased from $686,000 for the year ended September 30, 1997 to $1,085,000 for the year ended September 30, 1998. The increase in income tax expense between the two fiscal years resulted primarily from an increase in income before taxes.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

GENERAL

         Net earnings for the year ended September 30, 1997 were $1,526,000, an increase of $882,000, or 136.9% from $644,000 for the year ended September 30, 1996. The increase in net earnings between the two years resulted from a $1.16 million increase in net interest income which was partially offset by an increase of $353,000 tax expense.

INTEREST INCOME

         Interest income increased by $941,000, or 14.1%, from $6.7 million for the year ended September 30, 1996 to $7.6 million for the year ended September 30, 1997. The increase in interest income resulted primarily from $12.6 million increase in average interest-earnings assets. The increase in average earning assets is due to the use of the proceeds from the conversion to fund increases in the loan portfolio.

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

NET INTEREST INCOME

         Net interest income increased by $1.2 million from $2.7 million for the year ended September 30, 1996 to $ 3.9 million for the year ended September 30, 1997. The increase in net interest income reflects continued growth in the Bank's average balance of interest-earning assets complimented by a decrease in the average balance of interest-bearing liabilities. The net interest margin increased from 3.06% for the year ended September 30, 1996 to 3.83% for the year ended September 30, 1997, due primarily to the increase in the ratio of interest-earning assets to interest-bearing liabilities and partially due to a 16 basis point increase in the net interest rate spread.

PROVISION FOR LOAN LOSSES

         The Bank made a $12,000 provision for loan losses for the year ended September 30, 1997 as compared to a $2,000 provision for the year ended September 30, 1996. The amount of the Bank's provision for loan losses is based upon management's periodic analysis of the adequacy of the allowance for loan losses. The Bank has historically experienced very low levels of loan losses and has no charge-off's during 1997 or 1996. Based upon recent growth in the size of the Bank's loan portfolio, and the resultant increased risk of loss inherent in a larger portfolio, management has begun to make additional provisions for loan losses.

NON-INTEREST INCOME

         Non-interest income decreased by $3,000 from $232,000 for the year ended September 30, 1996 to $229,000 for the year ended September 30, 1997. The decrease in non-interest income between the two periods resulted primarily from a decline in the gain on sale of securities and service charges and fees which was partially offset by an increase in other income.

NON-INTEREST EXPENSE

         Non-interest expense decreased by $84,000, or 4.3% from, $2.0 million for the year ended September 30, 1996 to $1.9 million for the year ended September 30, 1997. The decrease was primarily due to the $590,000 decrease in FDIC insurance due to the special assessment on all SAIF-insured deposits in the year ended September 30, 1996. This decrease was partially offset by an increase in compensation of benefits of $326,000 and an increase in other non-interest expenses of $213,000. The increase in compensation and benefits is primarily related to the expense associated with the Stock-Based Incentive Plan implemented May 28, 1997. The increase in other non-interest expenses is primarily related to the conversion and name change of the subsidiary bank.

INCOME TAXES

         The Company's income tax expense increased $353,000, or 10%, from $333,000 for the year ended September 30, 1996 to $686,000 for the year ended September 30, 1997. The increase in income tax expense between the two fiscal years resulted from an increase in income before taxes.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

         The Company's total assets grew by $8.1 million or 7.5% from $107.8 million at September 30, 1997 to $115.9 million at September 30, 1998. The increase in total assets was due to a $14.2 million increase in loans receivable and a $1.5 million increase in mortgage backed securities a which was partially offset by a $2.8 million decrease in cash and cash equivalents and a $5.0 million decrease in investment securities held to maturity. The increase in loans was primarily due to a $13.9 million increase in one- to four-family residential mortgage loans. See "Business-Lending Activities - Originations and Purchase of Loans". The increase in assets was primarily funded by an increase in deposits of $1.7 million in addition to the $9.0 million increase in advances from the Federal Home Loan Bank. Total liabilities increased $10.8 million from $79.1 million at September 30, 1997 to $89.9 million at September 30, 1998. Total equity decreased $2.7 million from $28.7 million at September 30, 1997 to $26.1 million at September 30, 1998. The decrease was due primarily to $4.2 million of treasury shares repurchased which was partially offset by $1.7 million of earnings.

LIQUIDITY AND CAPITAL RESOURCES

         The Bank's primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from the maturation of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank maintains a liquidity ratio above the regulatory requirement. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4%. The Bank's average regulatory liquidity ratios were 16.2%, 7.74%, 6.60%, 7.68% and 11.26%, for the years ended September 30, 1998, 1997, 1996, 1995, and 1994, respectively. The Bank's regulatory liquidity ratio increased immediately after the consummation of the Conversion because the bulk of the net conversion proceeds were initially invested in short-term investment securities and subsequently decreased as the proceeds were used to fund loan growth.

         The Bank's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows provided by operating activities were $1.9 million, $1.6 million and $805,000 for the years ended September 30, 1998, 1997 and 1996, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of investments and mortgage-backed securities, offset by principal collections on loans and proceeds from maturation of investments and paydowns on mortgage-backed securities. Net cash from financing activities consisted primarily of activity in deposit accounts, increases in FHLB advances, cash dividends paid and treasury stock transactions. The net increase in deposits was $1.7 million for the fiscal year ended September 30, 1998, while there was a net decrease in deposits of $2.5 million for the fiscal year ended September 30, 1997 and a net increase in deposits of $3.2 million for the fiscal year ended September 30, 1996.

         At September 30, 1998, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $12.4 million, or 10.7%, of adjusted total assets, which is above the required level of $1.7 million, or 1.5%; core capital of $12.4 million, or 10.7%, of adjusted total assets, which is above the required level of $3.5 million, or 3.0%; and risk-based capital of $12.5 million, or 20.8%, of risk-weighted assets, which is above the required level of $4.8 million, or 8.0%.

         The Bank's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At September 30, 1998, cash and short-term investments totalled $1.6 million. The Bank has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans. The Bank may also utilize FHLB advances or the sale of securities available for sale as a source of funds. At September 30, 1998, the Bank had $10.0 million of advances outstanding from the FHLB and $4.6 million of mortgage-backed securities available for sale.

         At September 30, 1998, the Bank had outstanding commitments to originate mortgage loans of $5.1 million compared to $4.0 million at September 30, 1997. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts which are scheduled to mature in less than one year from September 30, 1998 totalled $47.3 million. The Bank expects that a substantial portion of the maturing certificate accounts will be retained by the Bank at maturity. However, if a substantial portion of these deposits are not retained, the Bank may utilize Federal Home Loan Bank advances, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

IMPACT OF NEW ACCOUNTING STANDARDS

         Recent pronouncements by the Financial Accounting Standards Board ("FASB") will have an impact on financial statements issued in subsequent periods. Set forth below are summaries of such pronouncements.

         SFAS No. 125, "ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES," was issued in 1996. It revises the accounting for transfers of financial assets, such as loans and securities, and for distinguishing between sales and secured borrowings. SFAS No. 125 was originally effective for some transactions occurring after December 31, 1996, and was effective for others in 1998. SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," which was issued in December 1996, defers for one year the effective date of provisions relating to securities lending, repurchase agreements and other similar transactions. The impact of partial adoption in 1997 was not material to the 1997 financial statements and the impact of the complete adoption in 1998 was not material to the 1998 financial statements.

         In June 1997, the FASB issued SFAS No. 130, "REPORTING COMPREHENSIVE INCOME." This Statement establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Income tax effects must also be shown. This Statement is effective for fiscal years beginning after December 15, 1997.

         In June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and RELATED INFORMATION." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997.

         In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 addresses the accounting for derivative instruments and certain derivative instruments embedded in other contracts, and hedging activities. The statement standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. This statement is effective for all fiscal years beginning after June 15, 1999.

         These statements are not expected to have a material effect on the Company's consolidated financial position or results of operation.

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

         The Company is in the process of conducting a comprehensive review of all of its information technology and non-information technology systems to identify potential Year 2000 problems and to test hardware and software for compliance. The Company has identified mission-critical applications. An application, system or vendor is considered mission-critical if it is vital to the successful continuance of core business activity or is an application that interfaces with a mission-critical system. The Company evaluates its Year 2000 preparedness based on the guidelines issued by the Federal Financial Institutions Examination Council (FFIEC) outline. The following 5 phases were identified by the FFIEC: Awareness, Assessment, Renovation, Validation and Implementation. At September 30,1998, the Awareness and Assessment phases have been completed. The Company is in various stages of Renovation, Validation and Implementation on those applications or systems identified as mission-critical. Year 2000 compliance testing for the Company's primary outsourced information systems application was completed during August 1998. The test determined the system to be Year 2000 compliant.

         The Company is currently developing contingency plans and anticipates completion of such plans sometime in early 1999. Based on current information, the Company anticipates that all systems, applications and vendors will be Year 2000 compliant by mid-year 1999, either through the modification of existing hardware and software or through the purchase of new hardware and software. The company currently anticipates that it will spend approximately $60,000 related to Year 2000 issues. At this time, management does not believe that there will be a significant negative impact to earnings due to this issue. The Year 2000 problem could have a material impact on the operation of the Company if not properly addressed, but management anticipates that the problem will be resolved and thus will not have a significant impact on the Company's delivery of products and services, or its core operations.

FORWARD LOOKING STATEMENTS

         Certain statements contained in this report that are not historical facts are forward looking statements that are subject to certain risks and uncertainties. When used herein, the terms "anticipates", "plans", "expects", "believes", and similar expressions as they relate to the Company or its management are intended to identify such forward looking statements. The Company's actual results, performance or achievements may materially differ from those expressed or implied in the forward looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, interest rate environment, competitive conditions in the financial services industry, changes in law, unforeseen business risks related to year 2000 computer systems issues, government policies and regulations, and rapidly changing technology affecting financial services.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company, like other financial institutions, is subject to direct and indirect market risk. Direct market risk exists from changes in interest rates. To the extent that interest-bearing assets and interest-bearing liabilities mature at different intervals, changes in market interest rates can result in increases or decreases in net interest income. This is also known as interest rate risk. Indirect market risk exists to the extent that the Company has a concentration of loans secured by similar assets and the market for those assets deteriorates. The Company's primary risk of decline in the value of collateral relates to the fact that a substantial portion of the Company's loans are secured by residential real estate located within the local market area of the Company. The Company manages the risk of decline in the value of the collateral by requiring minimum loan to value ratios for the real estate loans it originates. In addition, the Company always gives consideration to the credit worthiness of the borrower in addition to depending on the value of the collateral when underwriting loans. Direct exposure to interest rate risk is more significant than indirect market risk and the Company monitors this risk through a periodic quantitative analysis.

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

         The following table shows the NPV and projected change in the NPV of the Bank at September 30, 1998 assuming an instantaneous and sustained change in market interest rates of 100, 200, 300 and 400 basis points, as calculated by the OTS. The table indicates that the structure of the Bank's assets and liabilities would result in a decline in the Bank's NPV in a rising rate environment. Specifically, the table indicates that, at September 30, 1998, the Bank's NPV was $15.3 million (or 12.8% of the market value of portfolio assets)and that, based upon the assumptions utilized, an immediate increase in market interest rates of 200 basis points would result in a $4.5 million or 12% decline in the Bank's NPV and would result in a 203 basis point or 26.2% decline in the Bank's NPV ratio to 9.5%.


                                                                        NPV AS % OF PORTFOLIO
                                     NET PORTFOLIO VALUE                  VALUE OF ASSETS
                                -----------------------------      -----------------------------
  CHANGE                                                             NPV
 IN RATES        $ AMOUNT        $ CHANGE            % CHANGE       RATIO          % CHANGE
------------    -------------   --------------     -----------    ----------     ---------------

400 bp          $  4,989         $(10,323)             (67)%         4.64%           63.8%
300 bp             7,907           (7,404)             (48)          7.13            44.3
200 bp            10,805           (4,506)             (29)          9.46            26.2
100 bp            13,405           (1,906)             (12)         11.43            10.8
Static            15,311                                            12.81
(100) bp          16,271              959                6          13.46             5.1
(200) bp          17,205            1,894               12          14.08             9.9
(300) bp          18,547            3,235               21          14.97            16.9
(400) bp          20,076            4,764               31          15.98            24.7


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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         DELPHOS CITIZENS BANCORP, INC.
                                  Delphos, Ohio
                                  Delphos, Ohio
                        CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1998, 1997 and 1996









                                    CONTENTS









REPORT OF INDEPENDENT AUDITORS.......................................      46


FINANCIAL STATEMENTS

      Consolidated Statements of Financial Condition.................      47

      Consolidated Statements of Income..............................      48

      Consolidated Statements of Shareholders' Equity................      49

      Consolidated Statements of Cash Flows..........................      50

      Notes to Consolidated Financial Statements.....................      52

                       REPORT OF INDEPENDENT AUDITORS



Board of Directors
Delphos Citizens Bancorp, Inc.
Delphos, Ohio


We have audited the accompanying consolidated statements of financial condition of Delphos Citizens Bancorp, Inc. (Company), Delphos, Ohio, as of September 30, 1998 and 1997 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Delphos Citizens Bancorp, Inc. as of September 30, 1998 and 1997, and the results of its operations and its cash flows for each of the three years ended September 30, 1998, in conformity with generally accepted accounting principles.



                                         /s/ Crowe, Chizek and Company LLP
                                         Crowe, Chizek and Company LLP

Columbus, Ohio
October 29, 1998

                            DELPHOS CITIZENS BANCORP, INC.
                    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             September 30, 1998 and 1997

--------------------------------------------------------------------------------

                                                           September 30,
                                                     1998                1997
ASSETS                                               ----                ----
Cash and due from banks                        $ 1,193,373           $ 1,315,950
Interest-bearing deposits in other banks           424,953             3,084,500
                                               -----------           -----------
      Total cash and cash equivalents            1,618,326             4,400,450
Investment securities held to maturity
  (Estimated fair  value of $4,999,000 in 1997)                        4,996,139
Mortgage-backed securities available
  for sale                                       4,600,317               739,366
Mortgage-backed securities held to maturity
  (Estimated fair value of $9,368,774 in 1998
  and  $11,789,418 in 1997)                      9,004,455            11,367,191
Loans receivable, net                           98,485,733            84,285,038
FHLB stock, at cost                                921,600               833,800
Premises and equipment                             656,229               660,703
Accrued interest receivable                        505,510               445,461
Other assets                                       108,615                67,808
                                               -----------           -----------

      Total assets                            $115,900,785          $107,795,956
                                              =============         ============

LIABILITIES
Deposits                                      $79,074,391            $77,372,969
Federal Home Loan Bank Advances                10,000,000              1,000,000
Escrow accounts                                   266,287                236,090
Accrued interest payable                           38,682                 33,193
Accrued expenses and other liabilities            461,527                437,327
                                              -----------            -----------
      Total liabilities                        89,840,887             79,079,579

SHAREHOLDERS' EQUITY
Preferred Stock, authorized 1,000,000
 shares, no shares issued and outstanding
Common stock, $.01 par value, 4,000,000
 shares authorized, 2,047,631 shares issued        20,476                20,476
Additional paid-in capital                     19,968,236            19,854,707
Retained earnings, substantially restricted    14,166,061            12,969,205
Treasury stock (291,640 and 87,936 shares in
 1998 and 1997)                                (5,637,646)           (1,479,065)
Unearned employee stock ownership plan shares  (1,367,136)           (1,463,076)
Unearned recognition and retention plan shares (1,087,120)           (1,186,019)

Unrealized gain (loss) on securities available
 for sale, net                                     (2,973)                  149
                                               -----------           ----------
  Total shareholders' equity                   26,059,898            28,716,377
                                               -----------           ----------

  Total liabilities and shareholders' equity  $115,900,785         $107,795,956
                                              ============         ============

--------------------------------------------------------------------------------

          See accompanying notes to consolidated Financial Statements.



-------------------------------------------------------------------------------------------------------------
                   DELPHOS CITIZENS BANCORP, INC CONSOLIDATED
                              STATEMENTS OF INCOME
                  Years ended September 30, 1998, 1997 and 1996

--------------------------------------------------------------------------------------------------------------
                                                                        Years Ended September 30,
                                                            1998                  1997                 1996
INTEREST INCOME                                             ----                  ----                 -----
      First mortgage loans                              $ 6,921,182      $ 5,830,456              $ 5,128,744
      Consumer and other loans                              127,797          113,171                   99,927
      Investment securities                                                  185,383                   23,305
      Mortgage-backed and related securities              1,013,701        1,000,051                1,166,095
      Dividends on FHLB stock                                62,495           56,309                   52,212
      Interest bearing deposits in banks                    158,662          452,155                  227,073
                                                        -----------      -----------              -----------
           Total interest income                          8,283,837        7,637,525                6,697,356

INTEREST EXPENSE
      Deposits                                            3,846,120        3,771,889                3,996,351
      FHLB advances                                         194,214
                                                        -----------      -----------               ----------
           Total interest expense                         4,040,334        3,771,889                3,996,351

NET INTEREST INCOME                                       4,243,503        3,865,636                2,701,005
Provision for loan losses                                    12,000           12,000                    2,000
                                                        -----------      -----------               ----------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                               4,231,503        3,853,636                2,699,005
                                                        -----------      -----------               ----------

NON-INTEREST INCOME
      Service charges and fees                              381,092          186,162                  193,632
      Gain on sale of mortgage-backed
        securities available for sale                                                                   8,259
      Other non-interest income                              51,004           42,591                   30,580
                                                        -----------      ------------              -----------
           Total non-interest income                        432,096          228,753                  232,471
                                                        -----------      ------------              -----------

NON-INTEREST EXPENSE
      Compensation and benefits                             938,888          953,502                  627,107
      Occupancy and equipment                                91,713           87,077                   90,429
      Deposit insurance                                      52,005           74,379                  664,031
      Data processing and maintenance                       175,430          120,668                  158,417
      Franchise taxes                                       236,907          174,849                  167,262
      Other non-interest expense                            431,847          459,741                  246,684
                                                        ------------     ------------               ----------
           Total non-interest expense                     1,926,790        1,870,216                1,953,930
                                                        ------------     ------------               ----------

INCOME BEFORE INCOME TAXES                                2,736,809        2,212,173                  977,546

Income tax expense                                        1,084,678          686,150                  333,250
                                                        ------------     ------------               ----------

NET INCOME                                              $ 1,652,131      $ 1,526,023                $ 644,296
                                                        ============     ===========                =========

Earnings per share
           Basic                                        $       .97      $       .75                      N/A
           Diluted                                      $       .95              .75                      N/A


--------------------------------------------------------------------------------

           See accompanying notes to consolidated Financial Statements



                               DELPHOS CITIZENS BANCORP, INC
                 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      Years ended September 30, 1998, 1997 and 1996
---------------------------------------------------------------------------------------------------------

                                                                   Additional
                                                      Common        Paid-in        Retained      Treasury
                                                       Stock        Capital        Earnings        Stock
                                                       -----        -------        --------        -----
Balance at October 1, 1995                                                    $  10,798,886

Net income
Unrealized loss on securities                                                       644,296
  available for sale, net of tax                                              -------------


Balance at September 30, 1996                                                    11,443,182

Net income                                                                        1,526,023
Proceeds from sale of stock, net of
  issuance costs                                      $ 20,476 $   19,783,352
Employee stock ownership plan
  obligation
Reduction of obligation under
  employee stock ownership plan                                        71,355
Shares purchased under
  recognition and retention plan
Compensation expense with respect to
  recognition and retention plan
Purchase of treasury stock, 87,936 shares                                                    $ (1,479,065)
Change in unrealized loss on securities
  available for sale, net of tax
                                                 ------------- -------------- -------------  ------------

Balance at September 30, 1997                           20,476     19,854,707    12,969,205    (1,479,065)

Net income                                                                        1,652,131
Cash dividends                                                                     (455,275)
Reduction of obligation under
  employee stock  ownership plan                                       95,041
Shares purchased under recognition
  and retention plan
Compensation expense with respect to
  recognition and retention plan
Tax benefit related to recognition and
  retention plan                                                       18,488
Purchase of treasury stock, 203,704 shares                                                     (4,158,581)
Change in unrealized loss on securities
  available for sale, net of tax
                                                 ------------- -------------- -------------  ------------

           Balance at September 30, 1998              $ 20,476 $   19,968,236   $14,166,061  $ (5,637,646)
                                                ============== ==============   ===========  ============



                                                                                      Unrealized
                                                                                     Gains (Losses)
                                                   Obligation                       on Securities          Total
                                                      Under          Unearned        Available for      Shareholders'
                                                      ESOP         Compensation        Sale, Net           Equity
                                                      ----         ------------        ---------           ------
Balance at October 1, 1995                                                                                  $10,798,886

Net income                                                                                                      644,296
Unrealized loss on securities
  available for sale, net of tax                                                            $ (17,736)          (17,736)

Balance at September 30, 1996                                                                 (17,736)       11,425,446

Net income                                                                                                    1,526,023
Proceeds from sale of stock, net of
  issuance costs                                                                                             19,803,828
Employee stock ownership plan
  obligation                                        $ (1,630,970)                                            (1,630,970)
Reduction of obligation under
  employee stock ownership plan                          167,894                                                239,249
Shares purchased under
  recognition and retention plan                                        (1,270,735)                          (1,270,735)
Compensation expense with respect to
  recognition and retention plan                                            84,716                               84,716
Purchase of treasury stock, 87,936 shares                                                                    (1,479,065)
Change in unrealized loss on securities
  available for sale, net of tax                                                               17,885            17,885
                                                   -------------     -------------      -------------       -----------

Balance at September 30, 1997                         (1,463,076)       (1,186,019)               149        28,716,377

Net income                                                                                                    1,652,131
Cash dividends                                                                                                 (455,275)
Reduction of obligation under
  employee stock  ownership plan                          95,940                                                190,981
Shares purchased under recognition
  and retention plan                                                       (30,357)                             (30,357)
Compensation expense with respect to
  recognition and retention plan                                           129,256                              129,256
Tax benefit related to recognition and
  retention plan                                                                                                 18,488
Purchase of treasury stock, 203,704 share                                                                    (4,158,581)
Change in unrealized loss on securities
  available for sale, net of tax                                                               (3,122)           (3,122)
                                                   -------------     -------------      -------------     -------------

           Balance at September 30, 1998           $  (1,367,136)    $  (1,087,120)       $    (2,973)  $    26,059,898
                                                   =============     =============        ===========   ===============

--------------------------------------------------------------------------------
                   See accompanying notes to consolidated financial statements.



                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              Years ended September 30, 1998, 1997 and 1996

------------------------------------------------------------------------------------------------------------------------------------

                                                                1998                   1997                   1996
                                                                ----                   ----                   ----

CASH FLOWS FROM OPERATING ACTIVITIES
      Net income$                                           $  1,652,131            $ 1,526,023             $ 644,296
      Adjustments to reconcile net income to
        net cash provided by operating activities:
           Deferred fees on loans                                (20,042)                17,800               (14,696)
           Premiums and discounts on investment
             and mortgage-backed securities                      (23,649)               (30,820)               (24,772)
           Provision for loan losses                              12,000                 12,000                  2,000
           Stock dividends from FHLB                             (46,900)               (56,100)               (52,100)
           Gain on sale of securities                                                                           (8,259)
           Depreciation and amortization of
             premises and equipment                               39,292                 49,298                 50,985
           Deferred taxes                                         22,359                126,133               (140,005)
           Compensation expense on
             ESOP shares                                         190,981                239,249
           Amortization of unearned compensation                 129,256                 84,716
           Tax benefit realized on vesting of RRP shares          18,488
           Change in:
                Accrued interest receivable                      (60,049)              (152,415)               (38,308)
                Other assets                                     (40,807)               215,385               (186,123)
                Interest payable                                   5,489                  1,898                  7,759
                Accrued expenses and
                  other liabilities                                3,449               (439,999)               563,743
                                                             ------------           -------------            -----------
                Net cash from operating activities             1,881,998              1,593,168                804,520
                                                             ------------           -------------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Mortgage-backed securities available
        for sale
           Proceeds from sales                                                                                 763,370
           Proceeds from paydowns                                831,779                 65,345                 48,379
           Purchases                                          (4,698,308)
      Investment and mortgage-backed
        securities held to maturity
           Purchases                                                                 (4,985,938)
           Proceeds from maturities
             and paydowns                                      7,383,372              2,590,730              2,400,546
      Purchases of FHLB stock                                    (40,900)
      Loan originations net of principal
        payment on loans                                     (14,192,653)           (13,527,987)            (6,731,466)
      Purchases of premises and equipment                        (34,818)               (25,247)               (11,031)
                                                             ------------           ------------            ------------
           Net cash used in investing activities             (10,751,528)           (15,883,097)            (3,530,202)
                                                             ------------           ------------            ------------

------------------------------------------------------------------------------------------------------------------------------------
                                                 (continued)


                                                            DELPHOS CITIZENS BANCORP, INC
                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                    Years ended September 30, 1998, 1997 and 1996

------------------------------------------------------------------------------------------------------------------------------------

                                                               1998                  1997                    1996
                                                               ----                  ----                    ----
CASH FLOWS FROM FINANCING ACTIVITIES
      Net change in deposit accounts                       $ 1,701,422           $ (2,457,866)           $ 3,166,393
      Net change in mortgage escrow funds                       30,197                 29,910                 (2,506)
      Net proceeds from FHLB advances                        9,000,000              1,000,000
      Net proceeds from sale of stock                                              18,172,858
      Shares purchased under RRP                               (30,357)            (1,270,735)
      Cash dividends                                          (455,275)
      Purchase of treasury stock                            (4,158,581)            (1,479,065)
                                                           -----------           ------------            -----------
           Net cash from financing activities                6,087,406             13,995,102              3,163,887
                                                           -----------           ------------            -----------

NET INCREASE/(DECREASE) IN CASH AND
  CASH EQUIVALENTS                                          (2,782,124)              (294,827)               438,205

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                  4,400,450              4,695,277              4,257,072
                                                           -----------          -------------            -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $  1,618,326           $  4,400,450            $ 4,695,277
                                                          ============          =============            ===========

SUPPLEMENTAL DISCLOSURES Cash paid for:
           Interest on deposits                           $  4,034,845           $  3,773,787            $ 3,988,592
                                                          ============          =============            ===========
           Income taxes                                   $    890,000           $    502,000            $   455,741
                                                          ============          =============            ===========

NONCASH TRANSACTIONS:
      Transfer of mortgage-backed
        securities to available for sale                                                                $  1,607,975
                                                                                                        ============

------------------------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated Financial Statements.
                                                                             51.

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1998, 1997 and 1996

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

Securities classified as available for sale are those that management intends to sell or that could be sold for liquidity, investment management, or similar reasons, even if there is not a present intention for such a sale. Securities available for sale are carried at fair value with unrealized gains and losses included as a separate component of shareholders' equity, net of tax. Gains or losses on dispositions are based on net proceeds and the adjusted carrying amount of securities sold, using the specific identification method.
Securities are written down to fair value when a decline in fair value is not temporary.
--------------------------------------------------------------------------------
                                  (Continued)
                                                                             52.

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1998, 1997 and 1996

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

Loan Fees and Costs: Loan origination fees and costs are deferred, and are recognized as an adjustment to interest income using the interest method over the contractual life of the loans, adjusted for estimated prepayments based on the Company's historical prepayment experience.
--------------------------------------------------------------------------------
                                  (Continued)
                                                                             53.

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1998, 1997 and 1996

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

Earnings Per Share: Basic earnings per share have been computed by dividing the period earnings by the weighted average shares outstanding. Employee Stock Ownership Plan (ESOP) shares are considered outstanding for earnings per common share calculations as they are committed to be released; unearned shares are not considered outstanding. Recognition and retention plan (RRP) shares are considered outstanding for earnings per common share as they become vested. Diluted earnings per common share has been computed assuming the exercise of stock options less the treasury shares assumed to be purchased from the proceeds using the average market price of the Company's stock. The earnings for the period November 20, 1996 (conversion date) through September 30, 1997 was $1,406,783. The basic weighted average shares outstanding was 1,710,894 and 1,873,242 for the years ended September 30, 1998 and 1997, respectively. The diluted weighted average shares outstanding was 1,740,342 and 1,873,242 for the years ended September 30, 1998 and 1997, respectively. Earnings per share information for the year ended September 30, 1996 is not applicable since the mutual to stock conversion was not consummated until November 20, 1996.

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

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1998, 1997 and 1996
--------------------------------------------------------------------------------
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Financial Statement Presentation: Certain previously reported consolidated financial statement amounts have been reclassified to conform to the 1998 presentation.


NOTE 2 - INVESTMENT AND MORTGAGE-BACKED SECURITIES

The carrying values and estimated fair values of investment and mortgage-backed securities are summarized as follows:

                                                                                September 30, 1998
                                                                             Gross                 Gross                Estimated
                                                     Amortized            Unrealized            Unrealized                Fair
                                                       Cost                  Gains                 Loss                   Value
                                                       ----                  -----                 ----                   -----

MORTGAGE-BACKED SECURITIES
  AVAILABLE FOR SALE:
      Ginnie Mae Certificates                  $          690,113     $          21,140                           $          711,253
      Fannie Mae Certificates                           3,914,708                           $         25,644               3,889,064
                                               ------------------     -----------------      ---------------      ------------------
                                                        4,604,821                21,140               25,644               4,600,317
MORTGAGE-BACKED SECURITIES
  HELD TO MATURITY:
      Ginnie Mae Certificates                           8,896,968               359,445                                    9,256,413
      Freddie Mac Certificates                            107,487                 4,874                                      112,361
                                               ------------------     -----------------     ----------------      ------------------
                                                        9,004,455               364,319                                    9,368,774
                                               ------------------     -----------------     ----------------      ------------------

      Total investment and
        mortgage-backed securities             $       13,609,276     $         385,459     $         25,644      $       13,969,091
                                               ==================     =================     ================      ==================

--------------------------------------------------------------------------------
                                  (Continued)

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1998, 1997 and 1996
--------------------------------------------------------------------------------


NOTE 2 - INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)

                                                                               September 30, 1997
                                                                             Gross                 Gross                Estimated
                                                     Amortized            Unrealized            Unrealized                Fair
                                                       Cost                  Gains                 Loss                   Value
                                                       ----                  -----                 ----                   -----
INVESTMENT SECURITIES
  HELD TO MATURITY:
U.S. Treasury security                         $        4,996,139     $           2,861                           $        4,999,000

MORTGAGE-BACKED SECURITIES
  AVAILABLE FOR SALE:
      Ginnie Mae Certificates                             739,141                 7,081     $          6,856                 739,366

MORTGAGE-BACKED SECURITIES
  HELD TO MATURITY:
      Ginnie Mae Certificates                          11,218,082               420,972                5,565              11,633,489
      Freddie Mac Certificates                            149,109                 6,820                                      155,929
                                               ------------------     -----------------     ----------------      ------------------
                                                       11,367,191               427,792                5,565              11,789,418
                                               ------------------     -----------------     ----------------      ------------------

      Total investment and
        mortgage-backed securities             $       17,102,471     $         437,734     $         12,421      $       17,527,784
                                               ==================     =================     ================      ==================

The scheduled maturities of investment and mortgaged backed securities held to maturity and available for sale at September 30, 1998, were as follows:

                                                             Held to maturity                            Available for sale
                                                     Amortized               Fair                Amortized                Fair
                                                       Cost                  Value                 Cost                   Value

Due from one to five years                     $            2,897     $           2,897
Due from five to ten years                                 97,490                99,300
Due after ten years                                     8,904,068             9,266,577     $      4,604,821      $        4,600,317
                                               ------------------     -----------------     ----------------      ------------------
                                               $        9,004,455     $       9,368,774     $      4,604,821      $        4,600,317
                                               ==================     =================     ================      ==================

Expected maturities may differ from the contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties. Mortgage-backed securities are reported above at their contractual maturity date.

--------------------------------------------------------------------------------
                                  (Continued)

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1998, 1997 and 1996
--------------------------------------------------------------------------------


NOTE 2 - INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)

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

There were no sales of investment or mortgage-backed securities during the years ended September 30, 1998 and 1997. Proceeds from the sale of mortgage-backed securities available for sale during the year ended September 30, 1996 were $763,370. Gross gains of $8,259 were realized on these sales. There were no sales of investment securities during the year ended September 30, 1996.


NOTE 3 - LOANS RECEIVABLE

Loans receivable are summarized as follows:


                                                     September 30,
                                              1998                   1997
                                              ----                   ----
Real estate loans
      One- to four-family                 $ 87,613,784            $ 73,716,294
      Multi-family                           1,880,756               1,288,236
      Commercial real estate                 6,958,869               6,272,532
      Construction and land                  6,119,065               3,780,811
                                          ------------            ------------
                                           102,572,474              85,057,873
Less:
      Mortgage loans in process             (6,215,469)             (3,162,366)
      Net deferred loan origination fees       (51,075)                (71,117)
                                          -------------           -------------
                                            96,305,930              81,824,390
                                          -------------           -------------

Consumer and other loans
      Manufactured homes                       113,623                 111,657
      Home equity loans                      1,061,317               1,215,545
      Unsecured loans                          268,197                 324,817
      Other consumer loans                     863,100                 940,972
                                          -------------           -------------
                                             2,306,237               2,592,991
Less:  Non-mortgage loans in process            (8,074)                (25,983)
                                          -------------           -------------
                                             2,298,163               2,567,008
                                          -------------           -------------

Less:  Allowance for loan losses              (118,360)               (106,360)
                                          -------------           -------------

                                         $  98,485,733            $ 84,285,038
                                          =============           =============


--------------------------------------------------------------------------------
                                  (Continued)
                                                                             57.

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1998, 1997 and 1996
--------------------------------------------------------------------------------

NOTE 3 - LOANS RECEIVABLE (Continued)

Activity in the allowance for loan losses is summarized as follows:

                                                Years ended September 30,
                                       1998              1997              1996
                                       ----              ----              ----
Balance at beginning of period $     106,360     $      94,360     $      92,360
Provision charged to income           12,000            12,000             2,000
Charge-offs
                               -------------     -------------     -------------

Balance at end of period       $     118,360     $     106,360     $      94,360
                               =============     =============     =============

As of and for the years ended September 30, 1998, 1997 and 1996, there were no impaired loans.

In the ordinary course of business, the Company has and expects to continue to have transactions, including borrowings, with its officers, directors and their affiliates. In the opinion of management, such transactions were on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than a normal risk of collectibility or present any other unfavorable features to the Company. Loans to such borrowers during the year ended September 30, 1998 are summarized as follows:


                                             1998
                                             ----
Balance at beginning of period            $ 274,518
New loans                                     6,500
Payments                                    (20,325)
                                          ---------
Balance at end of period                  $ 260,693
                                          =========


NOTE 4 - PREMISES AND EQUIPMENT

Premises and equipment is summarized as follows:

                                         September 30,
                                   1998                1997
                                   ----                ----
Land and parking lot           $  175,654          $ 175,654
Building and improvements         643,190            643,190
Furniture and equipment           355,519            320,701
                               -----------         ---------
                                1,174,363          1,139,545

Accumulated depreciation         (518,134)          (478,842)
                               -----------         ----------

                               $  656,229          $ 660,703
                               ===========         ==========

--------------------------------------------------------------------------------
                                  (Continued)
                                                                             .58

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1998, 1997 and 1996
--------------------------------------------------------------------------------


NOTE 5 - DEPOSITS

Deposits are summarized as follows:

                                              September 30,
                                       1998                   1997
                                       ----                   ----
      Demand and NOW accounts       $ 5,454,642           $  6,052,634
      Money market                    5,329,269              5,802,264
      Savings and club accounts       8,552,628              7,844,378
      Certificates                   59,737,852             57,673,693
                                    -----------           ------------

                                    $79,074,391           $ 77,372,969
                                   ============           ============

The aggregate amount of short-term certificates of deposits with a minimum denomination of $100,000 was approximately $5,975,000 at September 30, 1998 and $5,292,000 at September 30, 1997.

At September 30, 1998, the scheduled maturities of certificates of deposits are as follows:


                     1999           $ 47,332,269
                     2000             10,838,895
                     2001                934,570
                     2002                 71,069
                     2003                561,049
                                    ------------
                                    $ 59,737,852
                                    ============


Interest expense on deposits is summarized as follows:


                                      Years Ended September 30,
                                 1998          1997           1996
                                 ----          ----           ----
Demand and NOW accounts    $    83,596     $ $ 83,999      $   87,826
Money market                   168,061        191,449         261,944
Savings and club accounts      232,625        237,414         249,804
Certificates                 3,361,838      3,259,027       3,396,777
                             ---------      ---------       ---------

                           $ 3,846,120     $3,771,889      $3,996,351
                           ===========     ===========     ==========

--------------------------------------------------------------------------------
                                  (Continued)

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1998, 1997 and 1996
--------------------------------------------------------------------------------


NOTE 6 - ADVANCES FROM FEDERAL HOME LOAN BANK

At September 30, 1998, the Bank had the ability to borrow up to $18,432,000 with the Federal Home Loan Bank ("FHLB"). The Company had the following outstanding FHLB advances at September 30:


   Maturity       Rate                   1998                     1997
   --------       ----                   ----                     ----

   1997           6.53%                                    $   1,000,000
   1999           5.60-5.83%     $        5,000,000
   2008           5.12%          $        5,000,000
                                 ------------------        -------------
                                 $       10,000,000        $   1,000,000
                                 ==================        =============

Pursuant to a collateral agreement with the FHLB, the advances are secured by all stock invested in the FHLB and certain qualifying first mortgage loans. Qualifying first mortgage loans pledged to secure FHLB advances totaled $15,000,000 at September 30, 1998.


NOTE 7 - INCOME TAXES

The provision for income taxes consists of the following:

                                     Years Ended September 30,
                            1998               1997              1996

Current expense       $     1,062,339     $      560,017     $   473,255
Deferred expense               22,339            126,133        (140,005)
                      ---------------     --------------     ------------

                      $     1,084,678     $      686,150     $    333,250
                      ===============     ==============     ============

The provision for federal income taxes differs from that computed at the statutory corporate tax rate as follows:

                                                Years Ended September 30,
                                        1998              1997              1996
                                        ----              ----              ----
Statutory rate                         34.0%              34.0%            34.0%
Effective tax rate                     39.6%              31.0%            34.0%

Tax expense at statutory
  rate                      $       930,515     $      752,139     $    332,366
Other                               154,163            (65,898)             884
                            ---------------     ---------------    ------------

                            $     1,084,678     $      686,150     $    333,250
                            ===============     ==============     ============

--------------------------------------------------------------------------------
                                  (Continued)
                                                                             60.

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1998, 1997 and 1996
--------------------------------------------------------------------------------


NOTE 7 - INCOME TAXES (Continued)

Deferred income taxes are provided for temporary differences. The components of the Company's net deferred tax liability at September 30, 1998 and 1997, are as follows:

                                                  1998              1997
                                                  ----              ----
Deferred tax assets
      Deferred loan fees                 $         5,732     $        7,880
      Non-accrual interest                         7,112              6,033
      ESOP Expense                                24,465             24,465
      Recognition and retention plan              14,299             28,803
      Unrealized loss on securities
         available for sale                        1,532
                                         ---------------     --------------
                                                  53,140             67,181
Deferred tax liabilities
      Bad debt deduction                        (206,743)          (210,823)
      FHLB stock dividends                      (164,220)          (143,038)
      Depreciation expense                        (7,822)           (18,158)
      Unrealized gain on securities
         available for sale                                             (77)
                                         ---------------     --------------
                                                (378,785)          (372,096)
                                         ---------------     --------------

Net deferred tax liability               $      (325,645)    $     (304,915)
                                         ===============     ==============

No valuation allowance for deferred tax assets was provided at September 30, 1998 and 1997, because the Company had sufficient net deferred tax liabilities and taxes paid in prior years and available for recovery to warrant recording the full deferred tax asset.

Retained earnings at September 30, 1998 and 1997, includes approximately $1,860,000 for which no federal income tax liability has been recorded. These amounts represent an allocation of income to bad debt deductions for tax purposes alone. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments from carryback of net operating losses would create income for tax purposes only, which would be subject to current tax. The unrecorded deferred tax liability on the above amounts at September 30, 1998 and 1997 was approximately $631,000.

There were no taxes attributable to securities gains for the years ended September 30, 1998 and 1997.

--------------------------------------------------------------------------------
                                  (Continued)
                                                                             61.

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1998, 1997 and 1996
--------------------------------------------------------------------------------


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

As of September 30, 1998, the Company had commitments to make loans at market rates of $5,074,000. Of these commitments, $3,803,000 had fixed rates ranging from 6.50% to 8.50%, and $1,271,000 had variable rates. The commitment period ranged from 30 to 90 days. As of September 30, 1997, the Company had commitments to make loans at market rates of $4,021,000. Since loan commitments may expire without being used, the amount does not necessarily represent future cash commitments.


NOTE 10 - PROFIT SHARING

The Company provides a 401(k) profit sharing plan for all eligible employees. Employees are eligible to participate in the plan if they have been employed by the Company for one-half year and have attained age twenty and one-half. Generally, employees can defer up to 10% of their compensation into the plan, not to exceed the Internal Revenue Service limits. The Company can make a matching discretionary contribution equal to a percentage of up to 6% of the employee's salary reduction. The Company may also make special discretionary contributions equal to a percentage of the employee's compensation.

The expense related to the profit sharing plan was $5,474, $13,365, and $32,026 for the years ending September 30, 1998, 1997 and 1996, respectively.
--------------------------------------------------------------------------------
                                  (Continued)
                                                                             62.

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1998, 1997 and 1996
--------------------------------------------------------------------------------

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

To fund the plan, the ESOP borrowed $1,630,970 from the Company for the purposes of purchasing 163,097 shares of stock at $10 per share in the conversion. Principal and interest payments on the loan are due in annual installments which began December 31, 1996, with the final payments of principal and interest being due and payable at maturity on December 31, 2013. Interest is payable during the term of the loan at a fixed rate of 8.25%. The loan is collateralized by the shares of the Company's common stock purchased with the proceeds. As the Bank periodically makes contributions to the ESOP to repay the loan, shares will be allocated to participants on the basis of the ratio of each year's principal payments to the total of all principal payments.

The shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheet. As shares are committed to be released from collateral, the company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings, while dividends on unallocated ESOP shares are recorded as a reduction of debt. ESOP compensation was $190,981 and $239,249 for 1998 and 1997, respectively.

The ESOP shares were as follows at September 30, 1998:

                                                1998                 1997
                                                ----                 ----
Allocated shares                               19,188                9,594
Shares committed to be released                 7,196                7,196
Unreleased shares                             136,713              146,307
                                        -------------      ---------------
Total ESOP shares                             163,097              163,097
                                        =============      ===============

Fair value of unreleased shares       $     2,204,497      $     2,523,796
                                      ===============      ===============


NOTE 12 - STOCK OPTION AND INCENTIVE PLAN

In 1997, the shareholders approved a Stock Option plan reserving 203,871 shares of common stock for the granting of options to certain officers and directors of the Bank and Company. One-fifth of the options awarded become first exercisable on each of the first five anniversaries of the date of grant. The option period expires 10 years from the date of grant.
--------------------------------------------------------------------------------
                                  (Continued)
                                                                             63.

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1998, 1997 and 1996
--------------------------------------------------------------------------------

NOTE 12 - STOCK OPTION AND INCENTIVE PLAN (Continued)

The Company sponsors a shareholder approved stock option plan that authorizes the Board of Directors to grant options to directors, officers and employees of the Company or its subsidiaries. A total of 203,871 common shares were reserved for issuance under the Plan. No options were exercised during the years ended September 30, 1998 or 1997. Activity regarding the plan is as follows:

                                Available               Exercise   Range of option
                                for grant  Outstanding   Price     price per share
                                ---------  -----------  --------   ----------------

Inception of plan - 1997          203,871            -
Granted                          (112,128)     112,128    $14.00   $14.00-    $14.00
                                 --------      -------
Balance, September 30, 1997        91,743      112,128             $14.00-    $14.00
      Granted                      (5,097)       5,097    $20.75   $20.75-    $20.75
                             ------------  -----------
Balance, September 30, 1998        86,646      117,225             $14.00-    $20.75
                             ============      =======

The proforma impact on net income and earnings per share for the options granted is as follows for the year ended September 30:

                                              1998                  1997
                                              ----                  ----
Net income as reported                  $     1,652,131   $     1,526,023
Proforma net income                           1,593,977         1,507,127
Basic earnings per share as reported                .97               .75
Proforma basic earnings per share                   .93               .74
Diluted earnings per share as reported              .95               .75
Proforma diluted earnings per share                 .92               .73

In future years, the proforma effect is expected to increase as additional options are granted.

For options granted during 1998 and 1997, the weighted average fair value at the grant date was as follows:

                                                1998                1997
                                                ----                ----
Exercise price                                 $  20.75          $  14.00
Fair value                                         5.14              3.83

The fair value of options granted during the year are estimated using the following information:

                                                   1998              1997
                                                   ----              ----
Risk free interest rate                            5.72%             6.67%
Expected life                                   7 years           7 years
Expected volatility of stock price                37.52%             8.40%
Expected dividends                                 1.50%             1.50%


--------------------------------------------------------------------------------
                                  (Continued)
                                                                             64.

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1998, 1997 and 1996
--------------------------------------------------------------------------------

NOTE 13 - RECOGNITION AND RETENTION PLAN

A Recognition and Retention Plan ("RRP") was approved by the shareholders of the Company and the Board of Directors on May 28, 1997. The RRP is being used as a means of providing directors and certain key employees of the Bank with an ownership interest in the Company in a manner designed to reward and retain such directors and key employees. The Company contributed $1,270,735 to enable the RRP to purchase 81,549 shares in the open market during the year ended September 30, 1997. The Board granted 43,222 shares to directors, officers and employees on May 28, 1997. The shares vest at a rate of 20% per year on the anniversary date of the grant. The Board granted an additional 2,378 shares in 1998 and those shares vest at a rate of 25% per year on the anniversary date of the grant. Compensation expense, which is based on the cost of the shares, was $129,256 and $84,716 for the years ended September 30, 1998 and 1997, respectively. The unamortized unearned compensation value of the RRP is shown as a reduction to shareholders' equity in the Consolidated Balance Sheets.


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

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material effect on the Company's and Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about the Bank's components, risk weightings and other factors. At September 30, 1998, management believes the Bank is in compliance with all regulatory capital requirements. Based on the Bank's computed regulatory capital ratios, the Bank is considered well capitalized under Section 38 of the Federal Deposit Insurance Act at September 30, 1998.
--------------------------------------------------------------------------------
                                  (Continued)
                                                                             65.

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1998, 1997 and 1996
--------------------------------------------------------------------------------


NOTE 14 - RESTRICTIONS ON RETAINED EARNINGS AND CAPITAL
  REQUIREMENTS (Continued)

At September 30, 1998 and 1997, the Bank's actual capital levels (in thousands) and minimum required levels were:

                                                                                                                  Minimum Required
                                                                                Minimum Required              To Be Well Capitalized
                                                                                   For Capital               Under Prompt Corrective
                                                       Actual                   Adequacy Purposes                Action Regulations
                                           --------------------------       ------------------------         -----------------------
                                             Amount            Ratio        Amount             Ratio            Amount         Ratio
                                            -------            ------       ------             -----            ------         -----
1998
Total capital
   (to risk weighted assets)              $     12,485          20.83%     $   4,795            8.00%      $       5,994      10.00%
Tier 1 (core) capital
   (to risk weighted assets)              $     12,367          20.63%     $   2,397            4.00%      $       3,596       6.00%
Tier 1 (core) capital
   (to adjusted total assets)             $     12,367          10.67%     $   3,477            3.00%      $       5,795       5.00%
Tangible capital
   (to adjusted total assets)             $     12,367          10.67%     $   1,738            1.50%                N/A      N/A

1997
Total capital
   (to risk weighted assets)              $     14,372          28.63%     $   4,016            8.00%      $       5,020      10.00%
Tier 1 (core) capital
   (to risk weighted assets)              $     14,266          28.42%     $   2,008            4.00%      $       3,012       6.00%
Tier 1 (core) capital
   (to adjusted total assets)             $     14,266          13.89%     $   3,082            3.00%      $       5,137       5.00%
Tangible Capital
   (to adjusted total assets)             $     14,266          13.89%     $   1,541            1.50%                N/A      N/A

As of September 30, 1998, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum risk-based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the table. No conditions or events have occurred subsequent to September 30, 1998 that management believes would change the Bank's capital category.

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

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1998, 1997 and 1996
--------------------------------------------------------------------------------


NOTE 15 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Federal Home Loan Bank Advances: The fair value of Federal Home Loan Bank Advances is estimated by discounting future cash flows using the rates currently offered for similar borrowings of similar remaining maturities.

Accrued Interest Receivable and Accrued Interest Payable: For these assets and liabilities, the carrying amount is a reasonable estimate of fair value.

Off Balance Sheet Commitments:  The fair value of off balance sheet commitments to extend credit is not material.
--------------------------------------------------------------------------------
                                  (Continued)
                                                                             67.

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1998, 1997 and 1996
--------------------------------------------------------------------------------


NOTE 15 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table shows the estimated fair value at September 30, 1998 and 1997 and the related carrying value of financial instruments:

                                                        1998                                      1997
                                                        ----                                      ----
                                                               Estimated                                    Estimated
                                            Carrying             Fair                Carrying                 Fair
                                              Value              Value                 Value                  Value
                                            -------            ---------             --------               ----------
                                                                                                            >
Financial Assets:
      Cash and cash equivalents    $        1,618,326     $       1,618,000     $      4,400,450      $      4,400,000
      Investment securities                        --                    --            4,996,139             4,999,000
      Mortgage-backed securities           13,604,772            13,969,000           12,106,557            12,529,000
      Loans, net                           98,485,733            98,530,000           84,285,038            84,550,000
      FHLB Stock                              921,600               922,000              833,800               834,000
      Accrued interest receivable             505,510               506,000              445,461               445,000
Financial Liabilities:
     Demand and savings
        deposits                          (19,336,539)          (19,337,000)         (19,699,276)          (19,699,000)
      Time deposits                       (59,737,852)          (59,984,000)         (57,673,693)          (57,744,000)
      Federal Home Loan Bank
        advances                          (10,000,000)          (10,000,000)          (1,000,000)           (1,000,000)
      Accrued interest payable                (38,682)              (39,000)             (33,193)              (33,000)

While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that were the Company to have disposed of such items at September 30, 1998 the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at September 30, 1998 should not necessarily be considered to apply at subsequent dates.

Other assets and liabilities of the Company may have value, but are not included in the above disclosures, such as property and equipment. Also, nonfinancial instruments typically not recognized in these financial statements nevertheless may have value, but are not included in the above disclosures. These include, among other items, the estimated earnings power of core deposit accounts, the earnings potential of loan servicing rights, the value of a trained work force, customer goodwill and similar items.
--------------------------------------------------------------------------------
                                  (Continued)
                                                                             68.

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1998, 1997 and 1996
--------------------------------------------------------------------------------


NOTE 16 - PARENT COMPANY

Condensed financial information of Delphos Citizens Bancorp, Inc. (parent company only) follows:

                                                 Condensed Balance Sheets
                                               September 30, 1998 and 1997
                                               ---------------------------
Assets                                               1998           1997
                                                     ----           ----
Cash and due from banks                       $  12,130,709     $  752,028
Investment securities held to maturity                           4,996,139
Investment in bank subsidiary                    12,366,331     12,997,721
Loans to bank subsidiary                          1,439,091      8,535,031
Receivable from subsidiary bank                                  1,270,734
Accrued interest receivable and other assets        123,767        164,724
                                              -------------     ----------
       Total assets                           $  26,059,898    $28,716,377
                                               ============    ===========

Shareholders' equity                             26,059,898     28,716,377
                                                 ----------    -----------
       Total Shareholders' equity             $  26,059,898    $28,716,377
                                                 ==========    ===========


                         Condensed Statements of Income
  For the year ended September 30, 1998 and the Period ended September 30, 1997
--------------------------------------------------------------------------------
                                                          1998          1997
                                                          ----          ----
Dividend from subsidiary bank                     $   2,500,000    $  7,000,000
Interest on deposits in subsidiary bank                 110,524         100,492
Interest on investment securities                        69,486         185,322
Interest on loans to subsidiary bank                    165,581         109,931
                                                  -------------    ------------
       Total interest and dividend income             2,845,591       7,395,745

Other expenses                                           95,467          30,723

Income before federal income tax and equity
       in undistributed net income of bank
       subsidiary                                     2,750,124       7,365,022

Federal income tax expense                              179,845          30,000
                                                  ---------------  ------------

Income before equity in undistributed net
       income of bank subsidiary                      2,570,279       7,335,022

Equity in undistributed net income of
       (excess distribution from) bank subsidiary      (918,148)     (5,928,239)
                                                  --------------- -------------

Net income                                        $    1,652,131  $   1,406,783
                                                  ==============   ============
--------------------------------------------------------------------------------

                                  (Continued)
                                                                             69.

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1998, 1997 and 1996
--------------------------------------------------------------------------------

NOTE 16 - PARENT COMPANY (Continued)

                       Condensed Statements of Cash Flows
  For the year ended September 30, 1998 and the period ended September 30, 1997

                                                               1998                 1997
                                                               ----                 ----
Cash flows from operating activities:
      Net income                                         $   1,652,131       $     1,406,783
      Undistributed net income of subsidiaries                 918,149             5,928,239
      Other                                                     85,940              (174,925)
                                                         ----------------    ---------------
        Net cash from operating activities                   2,656,220             7,160,097

Cash flows from investing activities:
      Purchase of investment security held to maturity                            (4,985,938)
      Maturity of investment security held to maturity       5,000,000
      Net change in receivable from subsidiary bank          1,270,734
      Net change in loans to subsidiary bank                 7,095,940            (8,535,031)
      Injection of capital into subsidiary bank                                   (8,310,158)
                                                         ----------------        ------------
        Net cash used in investing activities               13,366,674           (21,831,127)

Cash flows from financing activities:
      Net proceeds from sale of stock                                             18,172,858
      Cash dividends                                         (455,275)
      Shares purchased under RRP                              (30,357)            (1,270,735)
      Purchase treasury stock                              (4,158,581)            (1,479,065)
                                                         ----------------    -----------------
      Net cash from financing activities                   (4,644,213)            15,423,058

Net increase  in cash and cash equivalents                  11,378,681               752,028
Cash and cash equivalents at beginning of year                 752,028                     -
                                                         ----------------    ---------------
Cash and cash equivalents at end of year                $   12,130,709       $       752,028
                                                         ================    ===============

--------------------------------------------------------------------------------
                                  (Continued)

NOTE 17 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a consolidated summary of quarterly information:


                                                     Quarter Ended
                                    December 31 March 31  June 30  September 30
                                    ----------- --------  -------  ------------
                                   (Dollars in thousands, except per share data)
           1998
           ----
Interest income                      $    2,061 $   2,027 $  2,081  $      2,115
Net interest income                       1,073     1,054    1,055         1,062
Provision for loan losses                     3         3        3             3
Net income                                  400       410      400           442
Earnings per share
           Basic                     $      .22 $     .24 $    .24 $         .26
           Diluted                          .22       .23      .23           .27


                                                     Quarter Ended
                                    December 31 March  31 June  30 September 30
                                    ----------- --------- -------- ------------
                                   (Dollars in thousands, except per share data)
           1997
           ----
Interest income                      $    1,753 $   1,934 $  1,959 $       1,992
Net interest income                         759     1,040    1,035         1,032
Provision for loan losses                     3         3        3             3
Net income                                  197       497      449           468
Earnings per share:
           Basic                    $      0.04 $    0.27 $   0.24 $        0.20
           Diluted                         0.04      0.27     0.24          0.19

--------------------------------------------------------------------------------
                                  (Continued)
                                                                             71.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

          None


                                    PART II

Item 10. Directors and Executive Officers of the Registrant.

     The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on February 3, 1999 on pages 5 and 6. Gary Ricker, who is an executive officer, but not a director, joined the Bank in 1987 as Secretary and Treasurer. He is also a Loan Officer for the Bank. He is 44 years old.

Item 11. Executive Compensation.

     The information relating to executive compensation is incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on February 3, 1999, on pages 8 through 14 (excluding the Report of the Compensation Committee on pages 8 through 9 and the Stock Performance Graph on page 10).

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrants Proxy Statement for the Annual Meeting of Stockholders to be held on February 3, 1999, on Pages 3 and 5 through 6.

Item 13. Certain Relationships and Related Transactions.


  The information relating to certain relationships and related transactions is incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on February 3, 1999 on page 14.

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

          Exhibits Required by Securities and Exchange Commission Regulation
          S-K:

           3.1 Certificate of Incorporation of Delphos Citizens Bancorp, Inc.
               (1)
           3.2 Bylaws of Delphos Citizens Bancorp, Inc. (1)
           4.0 Stock Certificate of Delphos Citizens Bancorp, Inc. (1)
          10.1 Form of Employment Agreement between Citizens Bank of Delphos and the President and Chief Executive Officer (1)
          10.2 Form of Employment Agreement between Delphos Citizens Bancorp, Inc. and the President and Chief Executive Officer (1)
          10.3 1998 Stock-Based Incentive Plan (2)
          21.0 Subsidiary information is incorporated herein by reference to "Part I - Subsidiary Activities."
          23.0 Consent of Crowe, Chizek and Company LLP (filed herewith)
          27.0 Financial Data Schedule (filed herewith)

     (b)  Reports on Form 8-K Filed During the Quarter Ended September 30, 1998

          None


-------------------------
(1) Incorporated herein by reference from the Exhibits to the Registration Statement on Form S-1, as amended, filed on August 22, 1997, Registration No. 333-10639.

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

                                                  DELPHOS CITIZENS BANCORP, INC.




                                                  By:  /s/ Joseph R. Reinemeyer
                                                  -----------------------------
                                                  Joseph R. Reinemeyer
Dated: December 22, 1998                          Chairman of the Board,
                                                  President, and Chief Executive
                                                  Officer


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

     Name                         Title                         Date
    ------                        -----                         -----



/s/ Joseph R. Reinemeyer                                    December 22, 1998
------------------------
Joseph R. Reinemeyer          Chairman of the Board,
                              and Chief Executive Officer
                              (Principal Executive and
                              Accounting Officer)

/s/ Nancy C. Rumschlag                                      December 22, 1998
------------------------
Nancy C. Rumschlag            Vice President and Director   December 22, 1998


/s/ P. Douglas Harter
------------------------
P. Douglas Harter             Director                      December 22, 1998




/s/ Robert L. Dillhoff                                      December 22, 1998
------------------------
Robert L. Dillhoff            Director


/s/ David Roach                                             December 22, 1998
------------------------
David Roach                   Director

Exhibit 23.0   Consent of Crowe, Chizek and Company LLP

                Consent of Independent Certified Public Accounts

We consent to the incorporation by reference in the Registration Statement (No. 333-41085) on Form S-8 of Delphos Citizens Bancorp, Inc. of our report, dated October 29, 1998, related to the consolidated statements of financial condition of Delphos Citizens Bancorp, Inc. as of September 30, 1998 and 1997 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended September 30, 1998, which report is incorporated by reference in the Annual Report on Form 10-K for the year ended September 30, 1998.

/s/ Crowe, Chizek and Company LLP


Columbus, Ohio
December 22, 1998