Form 10-Q
period 1998-12-31
DELPHOS CITIZENS BANCORP INC
filed 1999-02-12
CIK 1021206

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period ended December 31, 1998

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

Yes    [X]     No     [ ]

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date.

         Class:                                 Outstanding at January 31, 1999
Common stock, $0.01 par value                   1,755,991 common shares

                         DELPHOS CITIZENS BANCORP, INC.
                                    FORM 10-Q
                         Quarter ended December 31, 1998


                         Part I - Financial Information


                                                                        Page
ITEM 1 - FINANCIAL STATEMENTS

    Consolidated Statements of Financial Condition as of December 31,
    1998 and September 30, 1998 ......................................    3

    Consolidated Statements of Income for the three months ended
    December 31, 1998 and 1997........................................    4

    Consolidated Statements of Comprehensive Income for the three months
    ended December 31, 1998 and 1997..................................    5

    Condensed Consolidated Statements of Cash Flows for the three
    months ended December 31, 1998 and 1997...........................    6

    Notes to Consolidated Financial Statements .......................    7


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......................   13

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
  MARKET RISK ........................................................   16

                           Part II - Other Information

OTHER INFORMATION.....................................................   17

SIGNATURES ...........................................................   18

                          PART I. FINANCIAL INFORMATION
                         DELPHOS CITIZENS BANCORP, INC.
                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                    December 31,   September 30,
                                                         1998           1998
                                                         ----           ----
ASSETS
   Cash and due from banks                           $ 1,248,449   $ 1,193,373
   Interest-bearing deposits in other banks            1,567,945       424,953
                                                     -----------   -----------
      Cash and cash equivalents                        2,816,394     1,618,326
   Mortgage-backed securities available for sale       3,658,575     4,600,317
   Mortgage-backed securities held to maturity         8,233,550     9,004,455
   Loans receivable, net                             103,646,124    98,485,733
   Federal Home Loan Bank stock                          938,400       921,600
   Premises and equipment                                687,560       656,229
   Accrued interest receivable                           518,114       505,510
   Other assets                                           44,290       108,615
                                                     -----------   -----------
         Total assets                               $120,543,007  $115,900,785
                                                     ============  ============
LIABILITIES
   Deposits                                          $79,926,763   $79,074,391
   Federal Home Loan Bank Advances                    13,000,000    10,000,000
   Escrow accounts                                       436,180       266,287
   Accrued interest payable                               36,823        38,682
   Accrued expenses and other liabilities                680,987       461,527
                                                     -----------   -----------
      Total liabilities                               94,080,753    89,840,887
                                                     -----------   -----------
SHAREHOLDERS' EQUITY
Preferred Stock, authorized 1,000,000 shares, no shares
  issued and outstanding
Common stock, $.01 par value, 4,000,000 shares
  authorized, 2,047,631 shares issued                      20,476       20,476
Additional paid-in capital                             19,991,321   19,968,236
Retained earnings, substantially restricted            14,502,380   14,166,061
Treasury stock (291,640 shares)                        (5,637,646)  (5,637,646)
Obligation under employee stock ownership plan         (1,343,152)  (1,367,136)
Unearned recognition and retention plan                (1,053,262)  (1,087,120)
Unrealized loss on securities available for sale, net     (17,863)      (2,973)
                                                      -----------   ----------
  Total shareholders' equity                           26,462,254   26,059,898
                                                      -----------   ----------
   Total liabilities and shareholders' equity        $120,543,007  $115,900,785
                                                     ============  ============

--------------------------------------------------------------------------------
                 See accompanying notes to financial statements.

                          PART I. FINANCIAL INFORMATION
                         DELPHOS CITIZENS BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
--------------------------------------------------------------------------------
                                                         Three Months Ended
                                                            December 31,
                                                            ------------
                                                          1998         1997
                                                          ----         ----
Interest income
   First mortgage loans                                 $1,851,994   $1,674,398
   Consumer and other loans                                 56,818      33,612
   Mortgage-backed securities                              202,886     294,645
   FHLB stock dividends                                     16,841      15,237
   Interest bearing deposits in banks                       12,977      42,974
                                                        ----------   ---------
      Total interest income                              2,141,516   2,060,866
                                                        ----------   ---------
Interest expense
   Deposits                                                952,443     968,899
   FHLB advances                                           151,265      18,909
                                                        ----------   ---------
      Total interest expense                             1,103,708     987,808

Net interest income                                      1,037,808   1,073,058

Provision for loan losses                                    3,000       3,000
                                                        ----------   ---------
Net interest income after provision for loan losses      1,034,808   1,070,058
                                                        ----------   ---------
Non-interest income
   Service charges and fees                                146,882      75,206
   Other non-interest income                                11,654      14,147
                                                        ----------   ---------
      Total non-interest income                            158,536      89,353
                                                        ----------   ---------
Non-interest expense
   Compensation and benefits                               263,796     252,574
   Occupancy and equipment                                  20,703      19,683
   Deposit insurance                                        12,951      12,372
   Franchise taxes                                          57,470      57,058
   Other non-interest expense                              157,095     144,577
                                                        ----------   ---------
      Total non-interest expense                           512,015     486,264
                                                        ----------   ---------
Income before income tax                                   681,329     673,147

Income tax expense                                         239,650     273,405
                                                        ----------   ---------
Net income                                              $  441,679   $ 399,742
                                                        ==========   =========
Earnings per share:
      Basic                                             $      .29   $      .23
                                                        ==========   ==========
      Diluted                                           $      .28   $      .23
                                                        ==========   ==========

--------------------------------------------------------------------------------
                 See accompanying notes to financial statements.

                         DELPHOS CITIZENS BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                         Three Months Ended
                                                            December 31,
                                                            ------------
                                                          1998         1997
                                                          ----         ----
   Net income                                           $  441,679   $ 399,742
   Other comprehensive income, net of tax
         Unrealized gain (loss) on securities:
         Unrealized gains/(losses) arising during
             the period                                    (14,890)      4,147
                                                        ----------   ---------
   Comprehensive income                                 $  426,789   $ 403,889
                                                        ==========   =========

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

                         DELPHOS CITIZENS BANCORP, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                         Three Months Ended
                                                            December 31,
                                                            ------------
                                                          1998         1997
                                                          ----         ----
Net cash from operating activities                    $   799,724   $  665,192
++
Cash flows from investing activities
   Proceeds from principal payments on mortgage-
     backed securities available for sale                 919,182       12,525
   Proceeds from principal payments on  mortgage-
     backed securities held to maturity                   770,905    5,501,969
   Loan originations net of principal payment on loans (5,163,391)  (2,092,073)
   Purchases of premises and equipment                    (45,258)
                                                      -----------   ----------
      Net cash used in investing activities            (3,518,562)   3,422,421
                                                      -----------   ----------
Cash flows from financing activities
   Net change in deposits                                 852,372      572,006
   Net increase in mortgage escrow funds                  169,893      156,746
   Net FHLB advance proceeds (repayments)               3,000,000   (1,000,000)
   Cash dividends                                        (105,359)    (116,742)
   Purchase of treasury stock                                         (250,250)
                                                      -----------   ----------
      Net cash from financing activities                3,916,906     (638,240)
                                                      -----------   ----------
Net change in cash and cash equivalents                 1,198,068    3,449,373

Cash and cash equivalents at beginning of period        1,618,326    4,400,450
                                                      -----------   ----------
Cash and cash equivalents at end of period            $ 2,816,394   $7,849,823
                                                      ===========   ==========
Supplemental disclosures of cash flow information
   Cash paid during the period for:
      Interest                                        $ 1,105,567   $  984,956
      Taxes                                                10,702      160,000

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

                         DELPHOS CITIZENS BANCORP, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Delphos Citizens Bancorp, Inc. (Company) and its sole subsidiary, Citizens Bank of Delphos (Bank) at December 31, 1998, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The annual report for the Company for the year ended September 30, 1998, contains financial statements and related notes which should be read in conjunction with the accompanying unaudited consolidated financial statements.

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

Impaired loans, or portions thereof, are charged off when deemed uncollectible. The nature of the disclosures for impaired loans is considered generally comparable to prior nonaccrual loans and non-performing and past due asset disclosures. The adoption of SFAS No. 114 had no impact on the comparability of the December 31, 1998 or September 30, 1998 allowance for loan losses to prior periods.

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

Earnings Per Share: On March 3, 1997, the Financial Accounting Standards Board
(FASB) issued SFAS No. 128, "Earnings Per Share," which is effective for financial statements beginning with the quarter ended December 31, 1997. SFAS No. 128 simplifies the calculation of earnings per share (EPS) by replacing primary EPS with basic EPS. It also requires dual presentation of basic EPS and diluted EPS for entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common shareholders by the weighted-

--------------------------------------------------------------------------------
                                   (Continued)

                         DELPHOS CITIZENS BANCORP, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

average common shares outstanding for the period. Diluted EPS reflect the potential dilution of securities that could share in earnings, such as stock options, warrants or other common stock equivalents.

Basic earnings per common share for the three months ended December 31, 1998 and 1997 was based on earnings for the three months then ended, divided by the weighted average number of common shares outstanding for the period. Diluted earnings per common share represents the additional dilution related to the stock options. The basis and diluted weighted average shares outstanding was 1,548,696 and 1,568,931, respectively for the three months ended December 31, 1998. The basic and diluted weighted average shares outstanding was 1,725,638 and 1,746,382, respectively for the three months ended December 31, 1997.

--------------------------------------------------------------------------------
                                   (Continued)

                         DELPHOS CITIZENS BANCORP, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 2 - INVESTMENT AND MORTGAGE-BACKED SECURITIES

The carrying values and estimated fair values of investment and mortgage-backed securities are summarized as follows:
                                              December 31, 1998
                                              -----------------
                                            Gross        Gross      Estimated
                             Amortized   Unrealized   Unrealized      Fair
                               Cost         Gains        Loss         Value
                               ----         -----        ----         -----
Mortgage-backed securities
  available for sale
   Ginnie Mae Certificates $   644,577   $   13,481               $   658,058
   Fannie Mae Certificates   3,041,062                $  40,545     3,000,517
                           -----------   ----------   ---------   -----------
                             3,685,639       13,481      40,545     3,658,575
Mortgage-backed securities
  held to maturity:
   Ginnie Mae Certificates   8,137,254      283,985                 8,421,239
   Freddie Mac Certificates     96,296        3,380                    99,676
                           -----------   ----------   ---------   -----------
                             8,233,550      287,365                 8,520,915
                           -----------   ----------   ---------   -----------
   Total mortgage-backed
       securities          $11,919,189   $  300,846   $  40,545   $12,179,490
                           ===========   ==========   =========   ===========

                                             September 30, 1998
                                             ------------------
                                            Gross        Gross      Estimated
                             Amortized   Unrealized   Unrealized      Fair
                               Cost         Gains        Loss         Value
                               ----         -----        ----         -----
Mortgage-backed securities
  available for sale:
   Ginnie Mae Certificates $   690,113   $   21,140               $   711,253
   Fannie Mae Certificates   3,914,708                $  25,644     3,889,064
                           -----------   ----------   ---------   -----------
                             4,604,821       21,140      25,644     4,600,317
Mortgage-backed securities
  held to maturity:
   Ginnie Mae Certificates   8,896,968      359,445                 9,256,413
   Freddie Mac Certificates    107,487        4,874                   112,361
                           -----------   ----------   ---------   -----------
                             9,004,455      364,319                 9,368,774
                           -----------   ----------   ---------   -----------
   Total mortgage-backed
     securities            $13,609,276   $  385,459   $  25,644   $13,969,091
                           ===========   ==========   =========   ===========

There were no sales of mortgage-backed securities during the three months ended December 31, 1998 or 1997.
--------------------------------------------------------------------------------
                                   (Continued)

                         DELPHOS CITIZENS BANCORP, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------
NOTE 3 - LOANS RECEIVABLE

Loans receivable are summarized as follows:

                                                      December 31, September 30,
                                                          1998         1998
                                                          ----         ----
   Real estate loans
      One- to four-family                             $92,705,594   $87,613,784
      Multi-family                                      1,857,288    1,880,756
      Commercial real estate                            6,567,907    6,958,869
      Construction and land                             5,829,755    6,119,065
                                                      -----------   ----------
                                                      106,960,544   102,572,474
   Less:
      Mortgage loans in process                        (5,578,257)  (6,215,469)
      Net deferred loan origination fees                  (44,574)     (51,075)
                                                      -----------   ----------
                                                      101,337,713   96,305,930
                                                      -----------   ----------
   Consumer and other loans
      Manufactured homes                                  107,413      113,623
      Home equity loans                                 1,224,160    1,061,317
      Unsecured loans                                     228,415      268,197
      Other consumer loans                                877,653      863,100
                                                      -----------   ----------
                                                        2,437,641    2,306,237
   Less:  Non-mortgage loans in process                    (7,870)      (8,074)
                                                      -----------   ----------
                                                        2,429,771    2,298,163
                                                      -----------   ----------
   Less:  Allowance for loan losses                      (121,360)    (118,360)
                                                      -----------   ----------
                                                      $103,646,124  $98,485,733
                                                      ============  ===========

Activity in the allowance for loan losses is summarized as follows:

                                                           Three months ended
                                                              December 31,
                                                              ------------
                                                            1998         1997

   Balance at beginning of period                        $118,360      $106,360
   Provision charged to income                              3,000        3,000
   Charge-offs                                                  -            -
                                                         --------      -------
   Balance at end of period                              $121,360      $109,360
                                                         ========      ========

As of and for the periods ended December 31, 1998 and September 30, 1998, there were no impaired loans.
--------------------------------------------------------------------------------

                         DELPHOS CITIZENS BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The following discussion compares the financial condition of Delphos Citizens Bancorp, Inc. (Company) and its sole subsidiary Citizens Savings Bank (Bank) at December 31, 1998 to September 30, 1998 and the results of operations for the three months ended December 31, 1998 and 1997. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.


FINANCIAL CONDITION

Total assets as of December 31, 1998 were $120.54 million compared with $115.90 million at September 30, 1998. Cash and cash equivalents increased $1.20 million to $2.82 million at December 31, 1998 compared to $1.62 million at September 30, 1998. Net loans receivable increased $5.16 million from $98.49 million at September 30, 1998 to $103.65 million at December 31, 1998. The increase was primarily due to the increase in one- to four-family real estate loans.

At December 31, 1998, the Company's mortgage-backed securities portfolio was comprised of Ginnie Mae, Fannie Mae and Freddie Mac fixed and adjustable rate securities. The net unrealized gain on these securities totaled $260 thousand at December 31, 1998. Approximately 31% of the mortgage-backed securities portfolio was classified as available for sale. The remainder of the mortgage-backed securities portfolio was classified as held to maturity as the Company does not anticipate the need to sell these securities due to the Company's liquidity position and ability to obtain alternative sources of funds through the use of Federal Home Loan Bank (FHLB) borrowing. Management's strategy emphasizes investment in mortgage-backed securities guaranteed by U.S.
government agencies in order to minimize credit risk.

Loans receivable increased $5.16 million, or 5.2%, from $98.49 million at September 30, 1998 to $103.65 million at December 31, 1998. The increase was primarily due to the increase in one- to four-family real estate loans which grew $5.09 million, or 5.8% during the period.

Deposits increased $852 thousand, or 1.1%, from $79.07 million at September 30, 1998 to $79.93 million at December 31, 1998. The borrowings from the FHLB totaled $13.0 million at December 31, 1998, an increase of $3.0 million from September 30, 1998. Management has increased its use of FHLB advances as an alternative source of funds in order to continue to meet loan demand and greater leverage the capital of the company.

Shareholders equity totaled $26.46 million at December 31, 1998, an increase of $400 thousand from the $26.06 million at September 30, 1998. Equity as a percentage of assets decreased slightly from 22.48% at September 30, 1998 to 21.95% at December 31, 1998.

--------------------------------------------------------------------------------
                                   (Continued)

                         DELPHOS CITIZENS BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Net income increased $42,000 from $400,000 for the quarter ended December 31, 1997 to $442,000 for the same period in 1998. The 1998 increase was primarily due to the $69,000 increase in non-interest income which was partially offset by the $35,000 decline in net interest income and the $26,000 increase in non-interest expense.

Net interest income decreased $35,000, or 3.3%, during the period ended December 31, 1998 as compared to the same period in 1997. The net interest margin decreased from 4.1% for the three months ended December 31, 1997 to 3.5% for the three months ended December 31, 1998. The decrease in net interest income and net interest margin was primarily due to the decrease in yields on interest earning assets which was partially offset by the increase in interest earning assets in excess of the increase in interest bearing liabilities. In addition, the decline in net interest margin is due to the use of higher cost FHLB advances to fund loan growth. The ratio of interest earning assets to interest bearing liabilities increased from 126.3% at December 31, 1997 to 127.0% at December 31, 1998. The increase in loan interest income was partially offset by a reduction in interest income from mortgage-backed securities due to the decrease in the average balance of mortgage-backed securities during the 1998 period as compared to the 1997 period, as management used the paydowns in mortgage-backed securities to partially fund loan growth. Interest expense increased in the three months ended December 31, 1998 compared to the same period in 1997, due to the use of FHLB advances to fund loan growth. The interest expense on deposits decreased slightly from 1997 to 1998 due to a decrease in the rates paid on deposits.

A provision for loan losses of $3,000 was recorded for both the quarters ended December 31, 1998 and 1997, respectively, based on management's assessment of risk factors affecting the allowance for loan losses. The allowance for loan losses was approximately .12% of loans, net of deferred and unearned income, as of December 31, 1998 and September 30, 1998. Management believes the allowance for loan loss is adequate to absorb potential losses; however, future additions to the allowance may be necessary based on changes in economic conditions.

Service charges and fee income increased $72,000 from $75,000 for the quarter ended December 31, 1997 to $147,000 for the same period in 1998. Non-interest expense increased $26,000, or 5.3%, for the quarter ended December 31, 1998 compared to the same period in 1997, primarily due to increases in compensation and benefits expense and other non-interest expense. Compensation and benefits increased $11,000 or 4.44% for the three months ended December 31, 1998 compared to the same period in 1997 primarily due to inflationary salary and benefit adjustments.
--------------------------------------------------------------------------------
                                   (Continued)

                         DELPHOS CITIZENS BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
LIQUIDITY

Federally insured banks are required to maintain minimum levels of liquid assets. The Bank is currently required to maintain an average daily balance of liquid assets of at least 4% of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At December 31, 1998, the Bank was in compliance with this requirement with a liquidity ratio of 15.7%. Management considers this liquidity position adequate to meet its expected needs for the foreseeable future.


CAPITAL RESOURCES

Savings institutions insured by the Federal Deposit Insurance Corporation are required by federal law to meet three regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, placing the institution in receivership or conservatorship.

The following table presents the Bank's compliance with its capital requirements at December 31, 1998:

(Dollars in thousands)

             Tangible Capital         Core Capital        Risk Based Capital
             ----------------         ------------        ------------------
             Amount        %        Amount         %        Amount        %
             ------        -        ------         -        ------        -

Actual     $   12,894    10.7%    $    12,894    10.7%    $   13,015    20.5%
Required        1,808     1.5           3,617     3.0          5,067     8.0
           ----------  ------     -----------  ------     ----------  ------
Excess     $   11,086     9.2%    $     9,277     7.7%    $    7,948    12.5%
           ==========  ======     ===========  ======     ==========  ======

The Bank's tangible and core capital consists solely of shareholders' equity. Risk based capital consists of core capital plus general loan loss allowances less certain assets required to be deducted.

At December 31, 1998 the Bank was considered well capitalized under Prompt Corrective Action Regulations.

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

The Company has conducted a comprehensive review of all of its information technology and non information technology systems to identify potential Year 2000 problems and is in the process of testing hardware and software for compliance. The Company has identified mission-critical applications. An application, system or vendor is considered mission critical if it is vital to the successful continuance of core business activity or is an application that interfaces with a mission-critical system. The Company evaluates its Year 2000 preparedness based on the guidelines issued by the Federal Financial Institutions Examination Council (FFIEC) outline. The following 5 phases were identified by the FFIEC: Awareness, Assessment, Renovation, Validation and Implementation. At December 31, 1998, the Awareness and Assessment phases have been completed. The Company is in various stages of Renovation, Validation and Implementation on those applications or systems identified as mission critical. Year 2000 compliance testing for the Company's primary outsourced information systems application was completed during August, 1998. Based on this testing, management believes that this system is year 2000 ready.

The Company is currently developing contingency plans and anticipates completion some time in early 1999. The Company anticipates that all systems will be Year 2000 compliant by mid year 1999 either through the modification of existing hardware and software or through the purchase of new hardware and software. The company currently anticipates that it will spend approximately $60,000 related to Year 2000 issues. At this time, management does not believe that there will be a significant negative impact to earnings due to this issue. The Year 2000 problem could have a material impact on the operation of the Company if not properly addressed, but management anticipates that the problem will be resolved and thus will hot have a significant impact on the Company's delivery of products and services, or its core operations.


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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in information regarding quantitative and qualitative disclosures about market risk as of December 31, 1998 from the information as of September 30, 1998, which was disclosed in the Company's 1998 Form 10-K.

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
          (a)   Exhibits

Exhibit
Number    Description
------    -----------

3.1       Certificate of Incorporation of Delphos Citizens Bancorp, Inc. (1)

3.2       Bylaws of Delphos Citizens Bancorp, Inc. (1)

4.0       Stock Certificate of Delphos Citizens Bancorp, Inc. (1)

27        Financial Data Schedule (2)

(b) No current reports on Form 8-K were filed by the Company during the quarter ended December 31, 1998.

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

                                        DELPHOS CITIZENS BANCORP INC.
                                        (Registrant)



Date:  February 12, 1999                /s/ Joseph R. Reinemeyer
     ------------------------------     ----------------------------
                                        Joseph R. Reinemeyer
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)