Form 10-Q
period 1999-03-31
DELPHOS CITIZENS BANCORP INC
filed 1999-05-17
CIK 1021206

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period ended March 31, 1999

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

Yes    X      No
   --------      --------

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date.

               Class:                          Outstanding at May 10, 1999
Common stock, $0.01 par value                  1,668,192 common shares

                         DELPHOS CITIZENS BANCORP, INC.

                                   FORM 10-Q
                          Quarter ended March 31, 1999






                         Part I - Financial Information

                                                                                                    Page
ITEM 1 - FINANCIAL STATEMENTS

               Consolidated Statements of Financial Condition as of March 31, 1999 and
                 September 30, 1998...............................................................     3

               Consolidated Statements of Income for the three and six months ended
                 March 31, 1999 and 1998..........................................................     4

               Consolidated Statements of Comprehensive Income for the three and six months
                 ended March 31, 1999 and 1998....................................................     5

               Condensed Consolidated Statements of Cash Flows for the six
                 months ended March 31, 1999 and 1998.............................................     6

               Notes to Consolidated Financial Statements ........................................     7


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................................................    12


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...............................    16



                          Part II - Other Information

OTHER INFORMATION  ...............................................................................    17

SIGNATURES   .....................................................................................    18

                         PART I. FINANCIAL INFORMATION
                         DELPHOS CITIZENS BANCORP, INC.


                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                                 March 31,       September 30,
                                                                                   1999              1998
--------------------------------------------------------------------------------------------------------------
ASSETS
                  Cash and due from banks                                     $   1,545,598    $   1,193,373
                  Interest-bearing deposits in other banks                          796,987          424,953
                                                                              -------------    -------------
                      Cash and cash equivalents                                   2,342,585        1,618,326
                  Mortgage-backed securities available for sale                   2,517,212        4,600,317
                  Mortgage-backed securities held to maturity                     7,729,764        9,004,455
                  Loans receivable, net                                         105,952,624       98,485,733
                  Federal Home Loan Bank stock                                      954,900          921,600
                  Premises and equipment                                            684,240          656,229
                  Accrued interest receivable                                       522,376          505,510
                  Real estate owned                                                  46,467                -
                  Other assets                                                      138,532          108,615
                                                                              -------------    -------------

                          Total assets                                        $ 120,888,700    $ 115,900,785
                                                                              =============    =============

LIABILITIES
                  Deposits                                                    $  79,647,315    $  79,074,391
                  Federal Home Loan Bank Advances                                15,000,000       10,000,000
                  Escrow accounts                                                   283,696          266,287
                  Accrued interest payable                                           30,233           38,682
                  Accrued expenses and other liabilities                            458,009          461,527
                                                                              -------------    -------------
                      Total liabilities                                          95,419,253       89,840,887
                                                                              -------------    -------------

SHAREHOLDERS' EQUITY
                  Preferred Stock, authorized 1,000,000 shares,
                    no shares issued and outstanding                                  -               -
                  Common stock, $.01 par value, 4,000,000 shares authorized,
                    2,047,631 shares issued                                           20,476          20,476
                  Additional paid-in capital                                      20,005,712      19,968,236
                  Retained earnings, substantially restricted                     14,820,957      14,166,061
                  Treasury stock, at cost (367,039 and 291,640 shares at
                    March 31, 1999 and September 30, 1998, respectively)          (7,023,103)     (5,637,646)
                  Unearned employee stock ownership plan shares                   (1,319,167)     (1,367,136)
                  Unearned recognition and retention plan                         (1,019,404)     (1,087,120)
                  Accumulated other comprehensive income                             (16,024)         (2,973)
                                                                                ------------    ------------
                      Total shareholders' equity                                  25,469,447      26,059,898
                                                                                ------------    ------------

                          Total liabilities and shareholders' equity            $120,888,700    $115,900,785
                                                                                ============    ============


          See accompanying notes to consolidated financial statements.

                         DELPHOS CITIZENS BANCORP, INC.


                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                        Three Months Ended            Six Months Ended
                                                             March 31,                    March 31,
-------------------------------------------------------------------------------------------------------------
                                                        1999           1998           1999          1998
-------------------------------------------------------------------------------------------------------------
INTEREST INCOME
                  Loans                            $  1,938,092   $  1,710,149   $  3,846,904   $  3,418,158
                  Mortgage-backed securities            205,483        234,431        408,369        529,076
                  FHLB stock dividends                   16,557         15,515         33,398         30,752
                  Interest-bearing deposits              13,294         67,513         26,271        110,487
                                                   ------------   ------------   ------------    -----------
                      Total interest income           2,173,426      2,027,608      4,314,942      4,088,473
                                                   ------------   ------------   ------------    -----------

INTEREST EXPENSE
                  Deposits                              917,629        972,991      1,870,072      1,960,799
                  FHLB advances                         174,340              -        325,605              -
                                                   ------------   ------------   ------------    -----------
                      Total interest expense          1,091,969        972,991      2,195,677      1,960,799
                                                   ------------   ------------   ------------    -----------

NET INTEREST INCOME                                   1,081,457      1,054,617      2,119,265      2,127,674

Provision for loan losses                                 9,000          3,000         12,000          6,000
                                                   ------------   ------------   ------------    -----------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                           1,072,457      1,051,617      2,107,265      2,121,674
                                                   ------------   ------------   ------------    -----------

NONINTEREST INCOME
                  Service charges and fees              104,497        106,161        251,379        181,367
                  Other noninterest income               11,488         12,123         23,142         26,270
                                                   ------------   ------------   ------------    -----------
                      Total noninterest income          115,985        118,284        274,521        207,637
                                                   ------------   ------------   ------------    -----------

NONINTEREST EXPENSE
                  Compensation and benefits             223,844        231,890        487,640        484,464
                  Occupancy and equipment                31,646         26,018         52,349         45,701
                  Deposit insurance                      13,567         12,146         26,518         24,518
                  Franchise taxes                        52,241         57,384        109,711        114,442
                  Other noninterest expense             203,608        187,954        360,703        332,531
                                                   ------------   ------------   ------------    -----------
                      Total noninterest expense         524,906        515,392      1,036,921      1,001,656
                                                   ------------   ------------   ------------    -----------

INCOME BEFORE INCOME TAX                                663,536        654,509      1,344,865      1,327,655

Income tax expense                                      239,900        244,978        479,550        518,383
                                                   ------------   ------------   ------------    -----------

NET INCOME                                           $  423,636   $    409,531   $    865,315   $    809,272
                                                     ==========   ============    ===========   ============

Earnings per share:
               Basic                                 $      .28   $        .24   $        .56   $        .47
                                                     ==========   ============   ============   ============
               Diluted                               $      .28   $        .24   $        .56   $        .46
                                                     ==========   ============   ============   ============



          See accompanying notes to consolidated financial statements.

                         DELPHOS CITIZENS BANCORP, INC.


                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (Unaudited)


                                                        Three Months Ended            Six Months Ended
                                                             March 31,                    March 31,
---------------------------------------------------------------------------------------------------------
                                                        1999           1998           1999          1998
---------------------------------------------------------------------------------------------------------
NET INCOME                                         $   423,636    $  409,531     $   865,315   $  809,272

Other comprehensive income, net of tax
             Unrealized gain (loss) on securities
               available for sale arising during
               the period                                1,839        (2,409)        (13,051)       1,738
                                                   -----------    -----------    -----------   ----------

COMPREHENSIVE INCOME                               $   425,475    $  407,122     $   852,264   $  811,010
                                                   ===========    ===========    ===========   ==========


                 See accompanying notes to consolidated financial statements.

                         DELPHOS CITIZENS BANCORP, INC.


                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                      Six Months Ended
                                                                                          March 31,
--------------------------------------------------------------------------------------------------------------
                                                                                     1999           1998
--------------------------------------------------------------------------------------------------------------
NET CASH FROM OPERATING ACTIVITIES                                              $    971,856    $    718,576

CASH FLOWS FROM INVESTING ACTIVITIES
                  Purchase of mortgage-backed securities available for sale                -      (4,698,308)
                  Proceeds from principal payments on mortgage-backed
                    securities available for sale                                  2,063,330          15,152
                  Proceeds from calls, maturities and principal payments on
                    mortgage-backed securities held to maturity                    1,274,691       6,110,947
                  Loan originations net of principal payments on loans            (7,525,358)     (6,917,669)
                  Purchases of premises and equipment                                (54,717)        (16,518)
                                                                                ------------    ------------
                      Net cash from investing activities                          (4,242,054)     (5,506,396)
                                                                                ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
                  Net change in deposits                                             572,924       1,530,524
                  Net increase in mortgage escrow funds                               17,409          21,155
                  Net FHLB advance proceeds                                        5,000,000       4,000,000
                  Cash dividends                                                    (210,419)       (232,386)
                  Purchase of treasury stock                                      (1,385,457)     (1,373,851)
                                                                                ------------    ------------
                      Net cash from financing activities                           3,994,457       3,945,442
                                                                                ------------    ------------

Net change in cash and cash equivalents                                              724,259        (842,378)

Cash and cash equivalents at beginning of period                                   1,618,326       4,400,450
                                                                                ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $  2,342,585    $  3,558,072
                                                                                ============    ============




SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                  CASH PAID DURING THE PERIOD FOR:
                      Interest                                                  $  2,204,126    $  1,979,858
                      Income taxes                                                   476,702         625,000

          See accompanying notes to consolidated financial statements.

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: These interim consolidated financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Delphos Citizens Bancorp, Inc. (Company) and its sole subsidiary, Citizens Bank of Delphos (Bank), at March 31, 1999, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The annual report for the Company for the year ended September 30, 1998, contains consolidated financial statements and related notes that should be read in conjunction with the accompanying unaudited consolidated financial statements.

Effective November 20, 1996, Citizens Federal Savings & Loan Association (Association) converted from a federally chartered mutual savings and loan association to a federally chartered stock savings bank (Citizens Bank of Delphos) with the concurrent formation of a holding company (Delphos Citizens Bancorp, Inc.). The conversion was accomplished through an amendment of the Association's articles of incorporation and the sale of the Company's common stock in an amount equal to the pro forma market value of the Association after giving effect to the conversion.

Consolidation Policy: The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany transactions and balances have been eliminated.

Business Segment Information: The Company is engaged in the business of banking with operations conducted through its office located in Delphos, Ohio. The Company originates and holds primarily residential and consumer loans to customers throughout the Allen and Van Wert County area in Northwest Ohio. The Company's primary deposit products are interest-bearing checking and certificates of deposit. There are no branch operations.

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




                                  (Continued)

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


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

In accordance with SFAS No.114, certain loans considered to be impaired, as identified according to internal loan review standards, are reduced to the present value of expected future cash flows or to the fair value of collateral by allocating a portion of the allowance for loan losses to such loans. Allocations that require an increase in the allowance for loan losses are reported as a provision for loan losses charged to operations.

Management analyzes loans on an individual basis and classifies a loan as impaired when an analysis of the borrower's operating results and financial condition indicates that underlying cash flows are not adequate to meet its debt service requirements. Often this is associated with a delay or shortfall in payments of 30 days or more. Smaller balance homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one- to four-family residences, residential construction loans, home equity, and other consumer loans, with balances less than $200,000. Loans are generally considered for nonaccrual status when 90 days or more past due. These loans may also be considered impaired.

Impaired loans, or portions thereof, are charged off when deemed uncollectible. The nature of the disclosures for impaired loans is considered generally comparable to prior nonaccrual loans and nonperforming and past-due asset disclosures. The adoption of SFAS No. 114 had no impact on the comparability of the March 31, 1999 or September 30, 1998 allowance for loan losses to prior periods.

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

Premises and Equipment: Land is carried at cost. Buildings, furniture and fixtures and equipment are carried at cost, less accumulated depreciation. Buildings, furniture and fixtures and equipment are depreciated using straight-line and accelerated methods over the estimated useful lives of the respective assets, which range from five to forty years.



                                  (Continued)

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Earnings Per Share: Basic earnings per common share for the three months ended March 31, 1999 and 1998 was based on earnings for the three months then ended, divided by the weighted average number of common shares outstanding for the period. Diluted earnings per common share represents the additional dilution related to the stock options. The basic and diluted weighted average shares outstanding were 1,518,225 and 1,538,804, respectively for the three months ended March 31, 1999 and 1,533,628 and 1,554,246, respectively for the six months ended March 31, 1999. The basic and diluted weighted average shares outstanding were 1,739,189 and 1,775,701, respectively for the three months ended March 31, 1998 and 1,751,713 and 1,781,121, respectively for the six months ended March 31, 1998.


NOTE 2 -MORTGAGE-BACKED SECURITIES

The carrying values and estimated fair values of mortgage-backed securities are summarized as follows:

                                                                      March 31, 1999
                                                                      --------------
                                                                   Gross           Gross        Estimated
                                                 Amortized      Unrealized      Unrealized        Fair
                                                    Cost          Gains            Loss           Value
----------------------------------------------------------------------------------------------------------
MORTGAGE-BACKED SECURITIES
  AVAILABLE FOR SALE:
               Ginnie Mae Certificates        $     627,029   $      9,009           (145)   $     635,893
               Fannie Mae Certificates            1,914,462              -    $   (33,143)       1,881,319
                                              -------------   ------------    -----------    -------------
                                                  2,541,491          9,009        (33,288)       2,517,212

MORTGAGE-BACKED SECURITIES
  HELD TO MATURITY:
               Ginnie Mae Certificates            7,664,282        242,317              -        7,906,599
               Freddie Mac Certificates              65,482              -              -           65,482
                                              -------------   ------------    -----------    -------------
                                                  7,729,764        242,317              -        7,972,081
                                              -------------   ------------    -----------    -------------

               Total mortgage-backed
                  securities                  $  10,271,255   $    251,326    $   (33,288)   $  10,489,293
                                              =============   ============    ===========    =============

                                  (Continued)

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)




NOTE 2 -MORTGAGE-BACKED SECURITIES

                                                                     September 30, 1998
                                                                     ------------------
                                                                    Gross          Gross        Estimated
                                                 Amortized       Unrealized      Unrealized        Fair
                                                    Cost           Gains            Loss           Value
------------------------------------------------------------------------------------------------------------
MORTGAGE-BACKED SECURITIES
  AVAILABLE FOR SALE:
               Ginnie Mae Certificates         $     690,113   $     21,140              -   $      711,253
               Fannie Mae Certificates             3,914,708              -    $   (25,644)       3,889,064
                                               -------------   ------------    -----------    -------------
                                                   4,604,821         21,140        (25,644)       4,600,317
MORTGAGE-BACKED SECURITIES
  HELD TO MATURITY:
               Ginnie Mae Certificates             8,896,968        359,445              -        9,256,413
               Freddie Mac Certificates              107,487          4,874                         112,361
                                               -------------   ------------    -----------    -------------
                                                   9,004,455        364,319              -        9,368,774
                                               -------------   ------------    -----------    -------------

               Total mortgage-backed
                 securities                    $  13,609,276   $    385,459    $   (25,644)   $  13,969,091
                                               =============   ============    ===========    =============


There were no sales of mortgage-backed securities during the three and six months ended March 31, 1999 or 1998.


NOTE 3 - LOANS RECEIVABLE

Loans receivable are summarized as follows:

                                                                                  March 31,     September 30,
                                                                                    1999            1998
-------------------------------------------------------------------------------------------------------------
    Real estate loans
                      One- to four-family                                       $ 95,834,560    $ 87,613,784
                      Multi-family                                                 2,307,014       1,880,756
                      Commercial real estate                                       6,228,525       6,958,869
                      Construction and land                                        4,299,418       6,119,065
                                                                                ------------    ------------
                                                                                 108,669,517     102,572,474
    Less:
                      Mortgage loans in process                                   (4,922,606)     (6,215,469)
                      Net deferred loan origination fees                             (31,281)        (51,075)
                                                                                ------------    ------------
                                                                                 103,715,630      96,305,930
                                                                                ------------    ------------


                                         (Continued)

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 3 - LOANS RECEIVABLE (Continued)

                                                                                   March 31,     September 30,
                                                                                     1999            1998
-------------------------------------------------------------------------------------------------------------
    Consumer and other loans
                      Manufactured homes                                             114,361         113,623
                      Home equity loans                                            1,379,600       1,061,317
                      Unsecured loans                                                159,718         268,197
                      Other consumer loans                                           714,498         863,100
                                                                                ------------    ------------
                                                                                   2,368,177       2,306,237
    Less:
                      Nonmortgage loans in process                                    (6,215)         (8,074)
                                                                                ------------    ------------
                                                                                   2,361,962       2,298,163
                                                                                ------------    ------------

    Less:             Allowance for loan losses                                     (124,968)       (118,360)
                                                                                ------------    ------------

                                                                                $105,952,624    $ 98,485,733
                                                                                ============    ============



Activity in the allowance for loan losses is summarized as follows:

                                                        Three Months Ended            Six Months Ended
                                                              March 31,                    March 31,
----------------------------------------------------------------------------------------------------------
                                                        1999           1998           1999          1998
----------------------------------------------------------------------------------------------------------
Beginning balance                                     121,360        109,360        118,360        106,360
Provision for loan losses                               9,000          3,000         12,000          6,000
Recoveries                                                  -              -              -              -
Charge-offs                                            (5,392)             -         (5,392)             -
                                                   ----------     ----------     ----------      ---------

Ending balance                                        124,968        112,360        124,968        112,360
                                                   ==========     ==========     ==========      =========


As of and for the periods ended March 31, 1999 and September 30, 1998, there were no impaired loans.

                         DELPHOS CITIZENS BANCORP, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS







The following discussion compares the financial condition of Delphos Citizens Bancorp, Inc. (Company) and its sole subsidiary, Citizens Savings Bank (Bank) at March 31, 1999 to September 30, 1998 and the results of operations for the three and six months ended March 31, 1999 and 1998. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.


FINANCIAL CONDITION

The Company's assets totaled $120.89 million at March 31, 1999, an increase of $4.99 million, or 4.3%, from $115.90 million at September 30, 1998. The growth in assets was primarily in cash and cash equivalents and loans partly offset by a decrease in securities. Such growth was funded by increased deposits and borrowed funds.

Cash and cash equivalents increased $725,000 to $2.34 million at March 31, 1999 compared to $1.62 million at September 30, 1998.

At March 31, 1999, the Company's mortgage-backed securities portfolio was comprised of Ginnie Mae, Fannie Mae and Freddie Mac fixed and adjustable rate securities. The net unrealized gain on these securities totaled $218,000 at March 31, 1999. Approximately 25% of the mortgage-backed securities portfolio was classified as available for sale. The remainder of the mortgage-backed securities portfolio was classified as held to maturity as the Company does not anticipate the need to sell these securities due to the Company's liquidity position and ability to obtain alternative sources of funds through the use of Federal Home Loan Bank (FHLB) borrowing. Management's strategy emphasizes investment in mortgage-backed securities guaranteed by U.S. government agencies in order to minimize credit risk.

Loans receivable increased $7.47 million, or 7.6%, from $98.49 million at September 30, 1998 to $105.95 million at March 31, 1999. The growth in loans was primarily in one- to four-family real estate loans, which increased $8.22 million, or 9.4%, during the period. As interest rates have decreased slightly since September 30, 1998, much of the growth in one- to four-family real estate loans is the result of customers refinancing their higher-rate loans. Construction and land loans decreased $1.82 million as loans were converted to more permanent financing upon completion of construction. Changes in other types of loans were not significant.

Total deposits increased $573,000, or .7%, from $79.07 million at September 30, 1998 to $79.65 million at March 31, 1999. The borrowings from the FHLB totaled $15.00 million at March 31, 1999, an increase of $5.00 million from September 30, 1998. Management has increased its use of FHLB advances as an alternative source of funds in order to continue to meet loan demand and greater leverage the capital of the Company.

Shareholders' equity totaled $25.47 million at March 31, 1999, a decrease of $591,000 from $26.06 million at September 30, 1998. Equity as a percentage of assets decreased slightly from 22.48% at September 30, 1998 to 21.07% at March 31, 1999. The decrease was primarily the result of the Company purchasing 75,399 shares of its common stock on the secondary market.



                                  (Continued)

                         DELPHOS CITIZENS BANCORP, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Operating results of the Company are affected by economic conditions, monetary and fiscal policies of federal agencies and policies of agencies regulating financial institutions. The Company's cost of funds is influenced by interest rates on competing investments and general market rates of interest. Lending activities are influenced by demand for real estate loans and other types of loans which, in turn, is affected by the interest rates at which such loans are made, general economic conditions and availability of funds for lending activities.

The Company's net income is primarily dependent on its net interest income (the difference between interest income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities). Net income is also affected by provisions for loan losses, service charges, gains on sale of assets and other income, noninterest expense and income taxes.

The Company's net income of $424,000 and $865,000 for the three and six months ended March 31, 1999 represented increases of $14,000 and $56,000 in net income compared to the three and six months ended March 31, 1998. The increase in net income for the three months ended March 31, 1999 resulted from a $26,000 increase in net interest income which was partially offset by the $10,000 increase in noninterest expense for the three months ended March 31, 1999. The increase in net income for the six months ended March 31, 1999 was primarily a result of an increase in noninterest income of $67,000 and a decrease in income taxes of $38,000, partly offset by an increase in noninterest expense of 35,000.

Net interest income is the largest component of the Company's income and is affected by the interest-rate environment and volume and composition of interest-earning assets and interest-bearing liabilities. Net interest income totaled $1,081,000 and $2,119,000 for the three and six months ended March 31, 1999, compared to $1,055,000 and $2,128,000 for the same periods in 1998. The decrease in net interest income for the six months ended March 31, 1999 was primarily due to the decrease in yields on interest-earning assets and the use of higher cost FHLB advances to fund loan growth. The Company remains liability sensitive, whereby its interest-bearing liabilities will generally reprice more quickly than its interest-earning assets. Therefore, the Company's net interest margin will generally increase in periods of falling interest rates in the market and will decrease in periods of increasing interest rates. Accordingly, in a rising interest-rate environment, the Company may need to increase rates to attract and retain deposits. Due to the negative gap position, the rise in interest rates may not have such an immediate impact on interest-earning assets. This lag could negatively affect net interest income. During the first quarter of fiscal 1999, the Board of Governors of the Federal Reserve System decreased the discount rate by 50 basis points, which has led to a general decrease in deposit and loan rates offered by many financial institutions.

Interest and fees on loans totaled $1,938,000 and $3,847,000 for the three and six months ended March 31, 1999, compared to $1,710,000 and $3,418,000 for the three and six months ended March 31, 1998. Such increase in interest income was due to higher average loan balances related to the origination of new one- to four-family real estate loans.

                                  (Continued)

Interest and dividends on securities totaled $235,000 and $468,000 for the three and six months ended March 31, 1999 compared to $317,000 and $670,000 for the same periods in 1998. The decrease was primarily due to a decrease in the volume of securities since the prior period as the majority of the proceeds from principal payments have been reinvested in higher-yielding loans.

Interest on deposits totaled $918,000 and $1,870,000 for the three and six months ended March 31, 1999 and $973,000 and $1,961,000 for the three and six months ended March 31, 1998. The decrease resulted from a decrease in the average cost of funds, partly offset by a slight increase in average deposit balances from the prior period.

Interest on FHLB advances was $174,000 and $326,000 for the three and six months ended March 31, 1999. The Company began using FHLB advances to fund loan growth subsequent to March 31, 1998, therefore increasing the Company's cost of funds.

A provision for loan losses of $9,000 and $12,000 was recorded for the three and six months ended March 31, 1999, respectively based on management's assessment of risk factors affecting the allowance for loan losses. The allowance for loan losses was approximately .12% of loans, net of deferred and unearned income, as of March 31, 1999 and September 30, 1998. Management believes the allowance for loan loss is adequate to absorb potential losses; however, future additions to the allowance may be necessary based on changes in economic conditions.

Noninterest income totaled $116,000 and $275,000 for the three and six months ended March 31, 1999, compared to $118,000 and 208,000 for the three and six months ended March 31, 1998. The increase for the six months ended March 31, 1999 was primarily the result of increased service charges and fees on loan accounts.

Noninterest expense totaled $525,000 and $1,037,000 for the three and six months ended March 31, 1999, compared to $515,000 and 1,002,000 for the same periods in 1998. The Company experienced increases in most of the components on noninterest expense; however, no single component made up a significant portion of the increase.

The volatility of income tax expense is primarily attributable to the change in net income before income taxes. Income tax expense totaled $240,000 and $480,000, or an effective rate of 36.2% and 35.7%, for the three and six months ended March 31, 1999, compared to $245,000 and $518,000, or an effective rate of 37.4% and 39.0% for the three and six months ended March 31, 1998.


LIQUIDITY

Federally insured banks are required to maintain minimum levels of liquid assets. The Bank is currently required to maintain an average daily balance of liquid assets of at least 4% of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At March 31, 1999, the Bank complied with this requirement with a liquidity ratio of 13.9%. Management considers this liquidity position adequate to meet its expected needs for the foreseeable future.



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

The following table presents the Bank's compliance with its capital requirements at March 31, 1999:

(Dollars in thousands)

                    Tangible Capital             Core Capital          Risk Based Capital
                 Amount            %         Amount          %           Amount        %
               -------------   ------    -------------    ------     -------------    ----
Actual         $      13,395     11.1%   $      13,395      11.1%    $     13,520     21.1%
Required               1,813      1.5            3,627       3.0            5,134      8.0
               -------------   ------    -------------    ------     -------------    ----

Excess         $      11,582      9.6%   $       9,768       8.1%    $       8,386    13.1%
               =============   ======    =============    ======     =============    ====

The Bank's tangible and core capital consists solely of shareholders' equity. Risk based capital consists of core capital plus general loan loss allowances less certain assets required to be deducted.

At March 31, 1999, the Bank was considered well capitalized under Prompt Corrective Action Regulations.


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

The Company has conducted a comprehensive review of all of its information technology and noninformation technology systems to identify potential Year 2000 problems and is in the process of testing hardware and software for compliance. The Company has identified mission-critical applications. An application, system or vendor is considered mission critical if it is vital to the successful continuance of core business activity or is an application that interfaces with a mission-critical system. The Company evaluates its Year 2000 preparedness based on the guidelines issued by the Federal Financial Institutions Examination Council (FFIEC) outline. The following five phases were identified by the FFIEC:
Awareness, Assessment, Renovation, Validation and Implementation. At December 31, 1998, the Awareness and Assessment phases have been completed. The Company is in various stages of Renovation, Validation and Implementation on those applications or systems identified as mission critical. Year 2000 compliance testing for the Company's primary outsourced information systems application was completed during August 1998. Based on this testing, management believes that this system is Year 2000 ready.

                                  (Continued)

                         DELPHOS CITIZENS BANCORP, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company is currently developing contingency plans and anticipates completion some time in early- to mid-1999. The Company anticipates that all systems will be Year 2000 compliant by mid year 1999 either through the modification of existing hardware and software or through the purchase of new hardware and software. The company currently anticipates that it will spend approximately $60,000 related to Year 2000 issues. At this time, management does not believe that there will be a significant negative impact to earnings due to this issue. The Year 2000 problem could have a material impact on the operation of the Company if not properly addressed, but management anticipates that the problem will be resolved and thus will not have a significant impact on the Company's delivery of products and services, or its core operations.


FORWARD-LOOKING STATEMENTS

Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties. When used herein, the terms "anticipates", "plans", "expects", "believes", and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services.

The Company does not undertake, and specifically disclaims any obligation, to publicly revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative disclosures about market risk as of March 31, 1999, from that presented in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

                          PART II - OTHER INFORMATION
                         DELPHOS CITIZENS BANCORP, INC.


                                   FORM 10-Q
                          Quarter ended March 31, 1999



Items 1 through 3 and Item 5 are not applicable.

Item 4 -    Submission of Matter to a Vote of Security Holders

            The annual meeting of stockholders was held on February 3, 1999. The Board of Directors of the Company solicited proxies for the meeting pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

            There was no solicitation in opposition to the Board's nominees for director and all of such nominees were elected as follows:

                                     Votes For  Votes Withheld  Broker Non-votes
                                     ---------  --------------  ----------------
              P. Douglas Harter      1,345,852       71,605           --
              Robert L. Dillhoff     1,347,702       69,755           --

            Two additional proposals were submitted for a vote, with the following results:

                                                    Votes For    Votes Against   Abstain   Broker Non-votes
                                                    ---------    -------------   -------   ----------------
            (a) Ratification of the Amended         1,255,671       145,028      16,068           --
                  and Restated Delphos
                  Citizens Bancorp, Inc.
                  Stock-Based Incentive
                  Plan.
            (b) Ratification of the appointment     1,364,960        46,142       6,355           --
                  of Crowe, Chizek &
                  Company LLP as indepen-
                  dent auditors of the Company
                  for the fiscal year ending
                  September 30, 1999.


Item 6 -    Exhibits and Reports on Form 8-K:
                         a.Exhibits

               Exhibit
               Number     Description

                3.1 Certificate of Incorporation of Delphos Citizens Bancorp, Inc. (1)

                3.2       Bylaws of Delphos Citizens Bancorp, Inc. (1)

                4.0       Stock Certificate of Delphos Citizens Bancorp, Inc.
                          (1)

                27        Financial Data Schedule (2)

                (b) No current reports on Form 8-K were filed by the Company during the quarter ended March 31, 1999.




1.Incorporated herein by reference from the Exhibits to the Registration Statement on Form S-1, as amended, filed on August 22, 1996, Registration No. 333-10639
2.Filed only in electronic format pursuant to Item 601(b)(27) of Regulation S-K.

                         DELPHOS CITIZENS BANCORP, INC.



                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DELPHOS CITIZENS BANCORP INC.
                                       _____________________________________
                                       (Registrant)



Date:   May 14, 1999                   /s/Joseph R. Reinemeyer
      ______________                   _____________________________________
                                       Joseph R. Reinemeyer
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)