Form 10-Q
period 1999-06-30
DELPHOS CITIZENS BANCORP INC
filed 1999-08-16
CIK 1021206

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period ended June 30, 1999

Commission File Number 333-10639
                       --------

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

                    114 East 3rd Street, Delphos, Ohio 45833
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (419) 692-2010
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No
    ---    ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class:                               Outstanding at August 9, 1999
Common stock, $0.01 par value                        1,668,192 common shares

                         DELPHOS CITIZENS BANCORP, INC.

                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION (UNAUDITED)

Item 1.  Financial Statements

      Consolidated Statements of Financial Condition.....................    3

      Consolidated Statements of Income..................................    4

      Consolidated Statements of Comprehensive Income....................    5

      Condensed Consolidated Statements of Cash Flows....................    6

      Notes to Consolidated Financial Statements ........................    7

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations...............   11

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.......   16

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...............................................   17

Item 2.  Changes in Securities and Use of Proceeds.......................   17

Item 3.  Defaults Upon Senior Securities.................................   17

Item 4.  Submission of Matters to a Vote of Security Holders.............   17

Item 5.  Other Information...............................................   17

Item 6.  Exhibits and Reports on Form 8-K................................   17

SIGNATURES ..............................................................   18


--------------------------------------------------------------------------------

                         DELPHOS CITIZENS BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

--------------------------------------------------------------------------------

Item 1.  Financial Statements

                                                                                  June 30,            September 30,
                                                                                    1999                  1998
ASSETS
     Cash and due from banks                                                 $       1,647,359    $       1,193,373
     Interest-bearing deposits in other banks                                          965,146              424,953
                                                                             -----------------    -----------------
         Cash and cash equivalents                                                   2,612,505            1,618,326
     Mortgage-backed securities available for sale                                   2,129,711            4,600,317
     Mortgage-backed securities held to maturity                                     7,242,674            9,004,455
     Loans, net                                                                    109,791,385           98,485,733
     Federal Home Loan Bank stock                                                    1,063,600              921,600
     Premises and equipment                                                            671,128              656,229
     Accrued interest receivable                                                       557,837              505,510
     Other assets                                                                      147,086              108,615
                                                                             -----------------    -----------------

              Total assets                                                   $     124,215,926    $     115,900,785
                                                                             =================    =================

LIABILITIES
     Deposits                                                                $      77,777,924    $      79,074,391
     Federal Home Loan Bank advances                                                20,000,000           10,000,000
     Escrow accounts                                                                   259,606              266,287
     Accrued interest payable                                                           31,095               38,682
     Accrued expenses and other liabilities                                            512,923              461,527
                                                                             -----------------    -----------------
         Total liabilities                                                          98,581,548           89,840,887
                                                                             -----------------    -----------------

SHAREHOLDERS' EQUITY
     Preferred Stock, authorized 1,000,000 shares, no shares
       issued and outstanding                                                                 -                   -
     Common stock, $.01 par value, 4,000,000 shares authorized,
       2,047,631 shares issued                                                          20,476               20,476
     Additional paid-in capital                                                     20,028,498           19,968,236
     Retained earnings, substantially restricted                                    15,160,629           14,166,061
     Treasury stock, at cost (379,439 and 291,640 shares at
       June 30, 1999 and September 30, 1998, respectively)                          (7,221,503)          (5,637,646)
     Unearned employee stock ownership plan shares                                  (1,295,182)          (1,367,136)
     Unearned recognition and retention plan                                        (1,029,034)          (1,087,120)
     Accumulated other comprehensive income                                            (29,506)              (2,973)
                                                                             -----------------    -----------------
         Total shareholders' equity                                                 25,634,378           26,059,898
                                                                             -----------------    -----------------

              Total liabilities and shareholders' equity                     $     124,215,926    $     115,900,785
                                                                             =================    =================

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                         DELPHOS CITIZENS BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                     Three Months Ended                  Nine Months Ended
                                                          June 30,                           June 30,
                                                          --------                           --------
                                                   1999               1998             1999              1998
                                                   ----               ----             ----              ----
INTEREST INCOME
     Loans                                  $     1,989,802    $    1,787,661     $    5,836,706    $     5,205,819
     Mortgage-backed securities                     174,810           243,083            583,179            772,159
     FHLB stock dividends                            16,482            15,454             49,880             46,206
     Interest-bearing deposits                       11,476            35,147             37,747            145,634
                                            ---------------    --------------     --------------    ---------------
         Total interest income                    2,192,570         2,081,345          6,507,512          6,169,818
                                            ---------------    --------------     --------------    ---------------

INTEREST EXPENSE
     Deposits                                       887,213           961,484          2,757,285          2,922,283
     FHLB advances                                  222,285            64,897            547,890             64,897
                                            ---------------    --------------     --------------    ---------------
         Total interest expense                   1,109,498         1,026,381          3,305,175          2,987,180
                                            ---------------    --------------     --------------    ---------------

NET INTEREST INCOME                               1,083,072         1,054,964          3,202,337          3,182,638

Provision for loan losses                             9,000             3,000             21,000              9,000
                                            ---------------    --------------     --------------    ---------------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                       1,074,072         1,051,964          3,181,337          3,173,638
                                            ---------------    --------------     --------------    ---------------

NONINTEREST INCOME
     Service charges and fees                        69,260           105,208            320,639            286,575
     Gain on sale of real estate owned                8,532                 -              8,532                  -
     Other noninterest income                        11,333            12,741             34,475             39,011
                                            ---------------    --------------     --------------    ---------------
         Total noninterest income                    89,125           117,949            363,646            325,586
                                            ---------------    --------------     --------------    ---------------

NONINTEREST EXPENSE
     Compensation and benefits                      256,871           249,569            744,511            734,033
     Occupancy and equipment                         24,480            24,710             76,829             70,411
     Deposit insurance                               13,235            13,819             39,753             38,337
     Franchise taxes                                 52,242            57,384            161,953            171,826
     Other noninterest expense                      151,505           136,951            512,208            469,482
                                            ---------------    --------------     --------------    ---------------
         Total noninterest expense                  498,333           482,433          1,535,254          1,484,089
                                            ---------------    --------------     --------------    ---------------

INCOME BEFORE INCOME TAX                            664,864           687,480          2,009,729          2,015,135

Income tax expense                                  225,100           287,475            704,650            805,858
                                            ---------------    --------------     --------------    ---------------

NET INCOME                                  $       439,764    $      400,005     $    1,305,079    $     1,209,277
                                            ===============    ==============      =============    ===============


Earnings per share:
     Basic                                  $          .30     $          .24     $          .86    $          .70
                                            ==============     ==============      =============    ==============
     Diluted                                $          .29     $          .23     $          .85    $          .69
                                            ==============     ==============      =============    ==============

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                         DELPHOS CITIZENS BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                              Three Months Ended            Nine Months Ended
                                                                   June 30,                     June 30,
                                                                   --------                     --------
                                                             1999         1998            1999            1998
                                                             ----         ----            ----            ----
NET INCOME                                              $   439,764    $   400,005   $   1,305,079   $    1,209,277

Other comprehensive income, net of tax
    Unrealized holding gains (losses) on securities
      available for sale arising during the period          (13,482)       (11,412)        (26,533)          (9,674)
                                                        -----------    -----------   -------------   --------------

COMPREHENSIVE INCOME                                    $   426,282    $   388,593   $   1,278,546   $    1,199,603
                                                        ===========    ===========   =============   ==============

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                         DELPHOS CITIZENS BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                         Nine Months Ended
                                                                                             June 30,
                                                                                             --------
                                                                                      1999               1998
                                                                                      ----               ----
NET CASH FROM OPERATING ACTIVITIES                                              $     1,516,667    $      1,287,717

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of mortgage-backed securities available for sale                                -          (4,698,308)
     Proceeds from principal payments on mortgage-backed
       securities available for sale                                                  2,430,404             453,694
     Proceeds from calls, maturities and principal payments on
       mortgage-backed securities held to maturity                                    1,761,781           6,739,563
     Loan originations net of principal payments on loans                           (11,326,652)        (10,913,911)
     Purchase of Federal Home Loan Bank stock                                           (92,300)            (40,900)
     Purchases of premises and equipment                                                (54,717)            (41,413)
                                                                                ---------------    ----------------
         Net cash from investing activities                                          (7,281,484)         (8,501,275)
                                                                                ---------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                          (1,296,467)          1,983,047
     Net change in mortgage escrow funds                                                 (6,681)             85,385
     Net Federal Home Loan Bank advance proceeds                                     10,000,000           5,000,000
     Cash dividends                                                                    (310,511)           (344,371)
     Shares purchased under RRP                                                         (43,488)                  -
     Purchase of treasury stock                                                      (1,583,857)         (2,375,101)
                                                                                ---------------    ----------------
         Net cash from financing activities                                           6,758,996           4,348,960
                                                                                ---------------    ----------------

Net change in cash and cash equivalents                                                 994,179          (2,864,598)

Cash and cash equivalents at beginning of period                                      1,618,326           4,400,450
                                                                                ---------------    ----------------

Cash and cash equivalents at end of period                                      $     2,612,505    $      1,535,852
                                                                                ===============    ================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the period for:
         Interest                                                               $     3,312,762    $      2,965,831
         Income taxes                                                                   691,702             810,000

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

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: These interim consolidated financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Delphos Citizens Bancorp, Inc. (Company) and its sole subsidiary, Citizens Bank of Delphos (Bank), at June 30, 1999, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The annual report for the Company for the year ended September 30, 1998, contains consolidated financial statements and related notes that should be read in conjunction with the accompanying unaudited consolidated financial statements.

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

Use of Estimates in Preparation of Financial Statements: To prepare financial statements in conformity with generally accepted accounting principals, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, deferred tax assets, fair values of financial instruments and the determination and carrying value of impaired loans are particularly subject to change.

Income Taxes: Income tax expense is the sum of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. Income tax expense is based on the effective tax rate expected to be applicable for the entire year.

Earnings Per Share: Basic earnings per share ("EPS") is based on net income divided by the weighted average number of shares outstanding during the period. Unreleased Employee Stock Ownership Plan ("ESOP") shares are not considered to be outstanding for the purpose of determining the weighted average number of shares used in earnings per share calculations. Recognition and Retention Plan ("RRP") shares are considered outstanding as they become vested. Diluted EPS includes the dilutive effect of stock options granted and nonvested RRP shares using the treasury stock method.

--------------------------------------------------------------------------------
                                   (Continued)

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The weighted average number of shares outstanding for basic and diluted earnings per share computations were as follows:

                                                     Three Months Ended                  Nine Months Ended
                                                           June 30,                           June 30,
                                                           --------                           --------
                                                   1999               1998             1999              1998
                                                   ----               ----             ----              ----
Weighted-average shares
  outstanding - Basic                             1,473,060         1,691,497          1,513,439          1,731,641
Effect of stock options                              16,988            34,064             18,966             30,814
Effect of unearned RRP shares                         7,070                 -              8,264                  -
                                            ---------------    --------------     --------------    ---------------
Weighted-average shares
  outstanding - Diluted                           1,497,118         1,725,561          1,540,669          1,762,455
                                            ===============    ==============     ==============    ===============

Comprehensive Income: On October 1, 1998, the Company adopted Statement of Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale that is also recognized as a separate component of equity. SFAS No. 130 first applies for fiscal years beginning after December 15, 1997, with prior information restated to be comparable.


NOTE 2 - MORTGAGE-BACKED SECURITIES

The amortized cost and estimated fair values of mortgage-backed securities were as follows:

                                                                       June 30, 1999
                                        ----------------------------------------------------------------------------
                                                                 Gross              Gross             Estimated
                                             Amortized        Unrealized         Unrealized             Fair
                                               Cost              Gains              Loss                Value
                                               ----              -----              ----                -----
AVAILABLE FOR SALE:
     Ginnie Mae Certificates            $       624,423     $        3,255            (10,990)   $       616,688
     Fannie Mae Certificates                  1,549,994                  -    $       (36,971)         1,513,023
                                        ---------------     --------------    ---------------    ---------------
                                              2,174,417              3,255            (47,961)         2,129,711

HELD TO MATURITY:
     Ginnie Mae Certificates                  7,183,754            162,944            (24,280)         7,322,418
     Freddie Mac Certificates                    58,920              2,318                  -             61,238
                                        ---------------     --------------    ---------------    ---------------
                                              7,242,674            165,262            (24,280)         7,383,656
                                        ---------------     --------------    ---------------    ---------------

        Total                           $     9,417,091     $      168,517    $       (72,241)   $     9,513,367
                                        ===============     ==============    ===============    ===============

--------------------------------------------------------------------------------
                                   (Continued)

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 2 - MORTGAGE-BACKED SECURITIES (Continued)

                                                                    September 30, 1998
                                        ----------------------------------------------------------------------------
                                                                 Gross              Gross             Estimated
                                             Amortized        Unrealized         Unrealized             Fair
                                               Cost              Gains              Loss                Value
                                               ----              -----              ----                -----
AVAILABLE FOR SALE:
     Ginnie Mae Certificates            $       690,113     $       21,140                  -    $       711,253
     Fannie Mae Certificates                  3,914,708                  -    $       (25,644)         3,889,064
                                        ---------------     --------------    ---------------    ---------------
                                              4,604,821             21,140            (25,644)         4,600,317

HELD TO MATURITY:
     Ginnie Mae Certificates                  8,896,968            359,445                  -          9,256,413
     Freddie Mac Certificates                   107,487              4,874                  -            112,361
                                        ---------------     --------------    ---------------    ---------------
                                              9,004,455            364,319                  -          9,368,774
                                        ---------------     --------------    ---------------    ---------------

        Total                           $    13,609,276     $      385,459    $       (25,644)   $    13,969,091
                                        ===============     ==============    ===============    ===============

There were no sales of mortgage-backed securities during the three and nine months ended June 30, 1999 or 1998.


NOTE 3 - LOANS

Loans were as follows:

                                                                                   June 30,          September 30,
                                                                                     1999                1998
                                                                                     ----                ----
     Real estate loans
         1-4 family                                                             $    98,177,403    $     87,613,784
         Multi-family                                                                 2,227,469           1,880,756
         Commercial real estate                                                       6,240,164           6,958,869
         Construction and land                                                        5,437,983           6,119,065
                                                                                ---------------    ----------------
                                                                                    112,083,019         102,572,474
     Less:
         Mortgage loans in process                                                   (4,764,679)         (6,215,469)
         Net deferred loan origination fees                                             (29,066)            (51,075)
                                                                                ---------------    ----------------
                                                                                    107,289,274          96,305,930
                                                                                ---------------    ----------------

--------------------------------------------------------------------------------
                                   (Continued)

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 3 - LOANS (Continued)

                                                                                   June 30,          September 30,
                                                                                     1999                1998
                                                                                     ----                ----
     Consumer and other loans
         Manufactured homes                                                             111,208             113,623
         Home equity loans                                                            1,687,211           1,061,317
         Unsecured loans                                                                142,738             268,197
         Other consumer loans                                                           696,615             863,100
                                                                                ---------------    ----------------
                                                                                      2,637,772           2,306,237
     Less:
         Nonmortgage loans in process                                                    (1,693)             (8,074)
                                                                                ---------------    ----------------
                                                                                      2,636,079           2,298,163
                                                                                ---------------    ----------------

     Less:  Allowance for loan losses                                                  (133,968)           (118,360)
                                                                                ---------------    ----------------

                                                                                $   109,791,385    $     98,485,733
                                                                                ===============    ================

Activity in the allowance for loan losses was as follows:

                                                     Three Months Ended                  Nine Months Ended
                                                           June 30,                           June 30,
                                                           --------                           --------
                                                   1999               1998             1999              1998
                                                   ----               ----             ----              ----
Beginning balance                                   124,968           112,360            118,360            106,360
Provision for loan losses                             9,000             3,000             21,000              9,000
Recoveries                                                -                 -                                     -
Charge-offs                                               -                 -             (5,392)                 -
                                            ---------------    --------------     --------------    ---------------

Ending balance                                      133,968           115,360            133,968            115,360
                                            ===============    ==============     ==============    ===============

Loans considered impaired within the scope of SFAS No. 114 were not significant at June 30, 1999 and September 30, 1998, and during the three and nine months ended June 30, 1999 and 1998.


--------------------------------------------------------------------------------

                         DELPHOS CITIZENS BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations

The following discusses the financial condition of the Company as of June 30, 1999, as compared to September 30, 1998, and the results of operations for the three and nine month periods ended June 30, 1999, compared with the same periods in 1998. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.


FORWARD LOOKING STATEMENTS

When used in this document, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "projected," or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including charges in economic conditions in the Bank's market area, change in policies by regulatory agencies, fluctuations in interest rates, demand from historical earnings and those presently anticipated or projected. Factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any statements expressed with respect to future periods.

The Company does not undertake, and specifically disclaims any obligation, to publicly revise any forward looking statements to reflect events of circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


ANALYSIS OF FINANCIAL CONDITION

The Company's assets totaled $124.2 million at June 30, 1999, an increase of $8.3 million, or 7.2%, from $115.9 million at September 30, 1998. The growth in assets was primarily in loans partly offset by a decrease in securities. Such growth was funded by borrowed funds and the decrease in securities.

At June 30, 1999, the Company's mortgage-backed securities portfolio was comprised of Ginnie Mae, Fannie Mae and Freddie Mac fixed and adjustable rate securities. The net unrealized gain on these securities totaled $96,276 at June 30, 1999. Approximately 23% of the mortgage-backed securities portfolio was classified as available for sale. The remainder of the mortgage-backed securities portfolio was classified as held to maturity as the Company does not anticipate the need to sell these securities due to the Company's liquidity position and ability to obtain alternative sources of funds through the use of Federal Home Loan Bank (FHLB) borrowings. Management's strategy emphasizes investment in mortgage-backed securities guaranteed by U.S. government agencies in order to minimize credit risk.

Net loans increased $11.3 million, or 11.5%, from $98.5 million at September 30, 1998 to $109.8 million at June 30, 1999. The growth in loans was primarily in 1-4 family real estate loans, which increased $10.6 million, or 12.1%, during the period. Much of the growth occurred during the first two quarters of 1999 resulting from customers refinancing their higher rate loans during a lower interest rate period. As interest rates have increased since March 31, 1999, growth has slowed. Changes in other types of loans were not significant.


--------------------------------------------------------------------------------
                                   (Continued)

                         DELPHOS CITIZENS BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


Total deposits decreased $1.3 million, or 1.6%, from $79.1 million at September 30, 1998 to $77.8 million at June 30, 1999. The decrease primarily resulted from a decrease in certificates of deposit of $2.4 million partially offset by an increase in savings accounts of $1.2 million.

Borrowings from the FHLB totaled $20.0 million at June 30, 1999, an increase of $10.0 million from September 30, 1998. Management has increased its use of FHLB advances as an alternative source of funds in order to continue to meet loan demand and greater leverage the capital of the Company.

Shareholders' equity totaled $25.6 million at June 30, 1999, a decrease of $426,000 from $26.1 million at September 30, 1998. Equity as a percentage of assets decreased slightly from 22.5% at September 30, 1998 to 20.6% at June 30, 1999. The decrease was primarily the result of the Company purchasing 87,799 shares of its common stock on the secondary market.


RESULTS OF OPERATIONS

Operating results of the Company are affected by general economic conditions, monetary and fiscal policies of federal agencies and policies of agencies regulating financial institutions. The Company's cost of funds is influenced by interest rates on competing investments and general market rates of interest. Lending activities are influenced by demand for real estate loans and other types of loans which, in turn, is affected by the interest rates at which such loans are made, general economic conditions and availability of funds for lending activities.

The Company's net income is primarily dependent on its net interest income (the difference between interest income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities). Net income is also affected by provisions for loan losses, service charges, gains on sale of assets and other income, noninterest expense and income taxes. The Company's net income of $440,000 and $1,305,000 for the three and nine months ended June 30, 1999 was comparable to the same periods in the prior year.

Net interest income is the largest component of the Company's income and is affected by the interest rate environment and volume and composition of interest-earning assets and interest-bearing liabilities. Net interest income totaled $1,083,000 and $3,202,000 for the three and nine months ended June 30, 1999, compared to $1,055,000 and $3,183,000 for the same periods in 1998. The Company remains liability sensitive, whereby its interest-bearing liabilities will generally reprice more quickly than its interest-earning assets. Therefore, the Company's net interest margin will generally increase in periods of falling interest rates in the market and will decrease in periods of increasing interest rates. Accordingly, in a rising interest rate environment, the Company may need to increase rates to attract and retain deposits. Due to the negative gap position, the rise in interest rates may not have such an immediate impact on interest-earning assets. This lag could negatively affect net interest income.

Interest and fees on loans totaled $1,990,000 and $5,837,000 for the three and nine months ended June 30, 1999, compared to $1,788,000 and $5,206,000 for the three and nine months ended June 30, 1998. Such increase in interest income was due to higher average loan balances related to the origination of new 1-4 family real estate loans.


--------------------------------------------------------------------------------
                                   (Continued)

                         DELPHOS CITIZENS BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


Interest and dividends on securities totaled $203,000 and $671,000 for the three and nine months ended June 30, 1999, compared to $294,000 and $964,000 for the same periods in 1998. The decrease was primarily due to a decrease in the volume of securities since the prior period as the majority of the proceeds from principal payments have been reinvested in higher yielding loans.

Interest on deposits totaled $887,000 and $2,757,000 for the three and nine months ended June 30, 1999, and $961,000 and $2,922,000 for the three and nine months ended June 30, 1998. The decrease resulted from a decrease in the average cost of funds.

Interest on FHLB advances was $222,000 and $548,000 for the three and nine months ended June 30, 1999 compared to $65,000 for the three and nine months ended June 30, 1998. The Company began using FHLB advances to fund loan growth subsequent to June 30, 1998, therefore increasing the Company's cost of funds.

The provision for loan losses totaled $9,000 and $21,000 during the three and nine months ended June 30, 1999, compared to $3,000 and $9,000 for the same periods in 1998, respectively. The provision for loan losses is based on management's assessment of risk factors affecting the allowance for loan losses. The allowance for loan losses was approximately .12% of loans, net of deferred and unearned income, as of June 30, 1999 and September 30, 1998. Management believes the allowance for loan loss is adequate to absorb potential losses; however, future additions to the allowance may be necessary based on changes in economic conditions.

Noninterest income totaled $89,000 and $364,000 for the three and nine months ended June 30, 1999, compared to $118,000 and 326,000 for the three and nine months ended June 30, 1998. The increase was primarily the result of increased service charges and fees on loan accounts for the nine months ended June 30, 1999.

Noninterest expense totaled $498,000 and $1,535,000 for the three and nine months ended June 30, 1999, compared to $482,000 and 1,484,000 for the same periods in 1998. The Company experienced increases in most of the components on noninterest expense; however, no single component made up a significant portion of the increase.

The change in income tax expense is primarily attributable to the change in net income before income taxes. Income tax expense totaled $225,000 and $705,000, or an effective rate of 33.9% and 35.1%, for the three and nine months ended June 30, 1999, compared to $287,000 and $806,000, or an effective rate of 41.8% and 40.0% for the three and nine months ended June 30, 1998.


LIQUIDITY

Federally insured banks are required to maintain minimum levels of liquid assets. The Bank is currently required to maintain an average daily balance of liquid assets of at least 4% of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At June 30, 1999, the Bank complied with this requirement with a liquidity ratio of 12.5%. Management considers this liquidity position adequate to meet its expected needs for the foreseeable future.


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

The following table presents the Bank's compliance with its capital requirements at June 30, 1999:

(Dollars in thousands)

                      Tangible Capital                    Core Capital                   Risk Based Capital
                      ----------------                    ------------                   ------------------
                     Amount            %               Amount             %              Amount             %
                     ------            -               ------             -              ------             -
Actual          $       13,850       11.2%        $        13,850       11.2%        $       13,984       21.0%
Required                 1,864        1.5                   3,727        3.0                  5,331        8.0
                --------------    -------         ---------------    -------         --------------   --------

Excess          $       11,986        9.7%        $        10,123        8.2%        $        8,653       13.0%
                ==============    =======         ===============    =======         ==============   ========

The Bank's tangible and core capital consists solely of shareholders' equity. Risk based capital consists of core capital plus general loan loss allowances less certain assets required to be deducted.

At June 30, 1999, the Bank was considered well capitalized under Prompt Corrective Action Regulations.


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

The Company has conducted a comprehensive review of all of its information technology and noninformation technology systems to identify potential Year 2000 problems and in the process has identified mission critical applications. An application, system or vendor is considered mission critical if it is vital to the successful continuance of core business activity or is an application that interfaces with a mission critical system. The Company evaluated its Year 2000 preparedness based on the guidelines issued by the Federal Financial Institutions Examination Council (FFIEC) outline. The following five phases were identified by the FFIEC: Awareness, Assessment, Renovation, Validation and Implementation. All of these phases had been completed as of June 30, 1999.
Year 2000 compliance testing for the Company's primary outsourced information systems application was completed during August 1998. Based on this testing, management believes that this system is Year 2000 ready.


--------------------------------------------------------------------------------
                                   (Continued)

                         DELPHOS CITIZENS BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


The Company has developed and approved their contingency plan. Pursuant to the contingency plan a paper copy of all information for all mission critical operations will be made prior to December 31, 1999. Paper copies will be made at two different times to insure that any Year 2000 related problems that arise do not interfere with the production or accuracy of the information. This paper accounting will allow us to manually post any transactions made to a customer's account during any "down" time. Mission critical operations are defined as savings deposit and withdrawals, loan payments, cash ordering with the Federal Reserve Bank, and maintaining our settlement account. The back up plan will be tested in September, 1999. The company currently anticipates that it will spend approximately $60,000 related to Year 2000 issues. At this time, management does not believe that there will be a significant negative impact to earnings due to this issue. The Year 2000 problem could have a material impact on the operation of the Company if not properly addressed, but management anticipates that the issues or problems arising from or related to the Year 2000 will be resolved and thus will not have a significant impact on the Company's delivery of products and services, or its core operations. The Bank continues to work on informing their customers of the Bank's preparedness. An awareness campaign was held in the month of July re-affirming the Bank is prepared for the Year 2000. Another awareness campaign will be held in October. In addition, the Bank intends to maintain additional cash reserves during the latter part of 1999 to meet any increased customer needs.


--------------------------------------------------------------------------------

                         DELPHOS CITIZENS BANCORP, INC.
                     QUANTITATIVE AND QUALITATIVE DISCLOSURE
                                ABOUT MARKET RISK

--------------------------------------------------------------------------------


Item 3.  Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in the quantitative and qualitative disclosures about market risk as of June 30, 1999, from that presented in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.


--------------------------------------------------------------------------------

                         DELPHOS CITIZENS BANCORP, INC.
                           PART II - OTHER INFORMATION


--------------------------------------------------------------------------------


Item 1 -       Legal Proceedings
               -----------------
               None

Item 2 -       Changes in Securities and Use of Proceeds
               -----------------------------------------
               None

Item 3 -       Defaults Upon Senior Securities
               -------------------------------
               None

Item 4 -       Submission of Matter to a Vote of Security Holders
               --------------------------------------------------
               None

Item 5 -       Other Information
               -----------------
               None

Item 6 -       Exhibits and Reports on Form 8-K
               --------------------------------
               (a)  Exhibits

               Exhibit
               Number         Description
               ------         -----------

                  3.1 Certificate of Incorporation of Delphos Citizens Bancorp, Inc. (1)

                  3.2    Bylaws of Delphos Citizens Bancorp, Inc. (1)

                  4.0    Stock Certificate of Delphos Citizens Bancorp, Inc. (1)

                  27     Financial Data Schedule (2)

               (b) No current reports on Form 8-K were filed by the Company during the quarter ended June 30, 1999.


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

                                           DELPHOS CITIZENS BANCORP INC.
                                           (Registrant)



Date:  August 16, 1999                     /s/Joseph R. Reinemeyer
       ------------------------------      -------------------------------------
                                           Joseph R. Reinemeyer
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)





--------------------------------------------------------------------------------