Form 10-K
period 1999-09-30
DELPHOS CITIZENS BANCORP INC
filed 1999-12-27
CIK 1021206

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                   Annual report pursuant to Section 13 of the Securities Exchange Act of 1934, as amended

                  For the fiscal year ended September 30, 1999

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

       Registrant's telephone number, including area code: (419) 692-2010
        Securities registered pursuant to Section 12(b) of the Act: NONE
           Securities registered pursuant to Section 12(g)of the Act:


                     COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (Title of class)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____ .

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]


         The aggregate market value of the voting stock held by non-affiliates of the registrant, I.E., persons other than the directors and executive officers of the registrant, was $25,317,801, based upon the last sales price as quoted on The Nasdaq Stock Market for December 9, 1999.

The number of shares of Common Stock outstanding as of December 9, 1999:
1,584,783.

                      DOCUMENTS INCORPORATED BY REFERENCE.

         PORTIONS OF THE DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON JANUARY 26, 2000 ARE INCORPORATED HEREIN BY REFERENCE TO PART III OF THIS FORM 10-K.




                                                       INDEX
                                                                                                             PAGE
                                                       PART I

Item 1.      Business....................................................................................      3

Item 2.      Properties..................................................................................     28

Item 3.      Legal Proceedings...........................................................................     28

Item 4.      Submission of Matters to a Vote of Security Holders.........................................     28


                                                      PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters.......................     29

Item 6.      Selected Financial Data.......................................................................   30

Item 7.      Management's Discussion and Analysis of Financial Condition
                and Results of Operations..................................................................   32

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk....................................   40

Item 8.      Financial Statements and Supplementary Data...................................................   42

Item 9.      Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure.....................................................   71


                                                     PART III

Item 10.     Directors and Executive Officers of the Registrant............................................   71

Item 11.     Executive Compensation........................................................................   71

Item 12.     Security Ownership of Certain Beneficial Owners and Management................................   71

Item 13.     Certain Relationships and Related Transactions................................................   72


                                                      PART IV


Item 14.     Exhibits, Financial Statement Schedules and Reports
                on Form 8-K................................................................................   72


         PART I

ITEM 1.  BUSINESS.

GENERAL

         Delphos Citizens Bancorp, Inc. (the "Company") completed its initial public offering of 2,047,631 shares of common stock on November 20, 1996, in connection with the conversion of Citizens Federal Savings and Loan Association of Delphos, now known as Citizens Bank of Delphos (the "Bank"). The Company received $20,476,310 from this initial public offering before offering expenses of $672,482. The Company utilized $9,940,000 of the net proceeds of the initial public offering to acquire all of the issued and outstanding stock of the Bank. The Company, as a unitary savings and loan holding company, is subject to regulation by the Office of Thrift Supervision (the "OTS"), the Federal Deposit Insurance Corporation (the "FDIC") and the Securities and Exchange Commission (the "SEC"). The Company's executive offices are located at the home office of the Bank at 114 East 3rd Street, Delphos, Ohio 45833.

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

LENDING ACTIVITIES

         LOAN PORTFOLIO COMPOSITION. The Bank's loan portfolio consists primarily of conventional first mortgage loans secured by one- to four-family residences. At September 30, 1999, the Bank had gross loans receivable of $117.2 million, of which $99.5 million were one- to four-family, residential mortgage loans, or 85.0% of the Bank's gross loans receivable. The remainder of the portfolio consists of: $2.3 million of multi-family mortgage loans, or 1.9% of gross loans receivable; $6.6 million of commercial real estate loans, or 5.6% of gross loans receivable; $5.4 million of construction and land loans, or 4.6% of gross loans receivable; and consumer loans of $3.4 million, or 2.9% of gross loans receivable. At that same date, 85.6% of the Bank's loan portfolio had fixed interest rates. The Bank had no loans held for sale at September 30, 1999.

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

                                                              AT SEPTEMBER 30,
                           ----------------------------------------------------------------------------------------
                                  1999             1998              1997              1996             1995
                           ----------------------------------------------------- ----------------------------------
                                     PERCENT          PERCENT           PERCENT           PERCENT          PERCENT
                                       OF                OF               OF                OF               OF
                            AMOUNT    TOTAL   AMOUNT   TOTAL    AMOUNT   TOTAL   AMOUNT    TOTAL   AMOUNT   TOTAL
                           --------- ------- -------- -------- -------- -------- -------- ------- -------- --------
                                                           (DOLLARS IN THOUSANDS)
Real estate:

One- to four-family.....   $ 99,540   84.97%  $87,614   83.54%  $73,716  84.10%  $62,282   82.33%  $56,556  83.28%
Multi-family............      2,276     1.94    1,881     1.79    1,288    1.47    1,506     1.99    1,521    2.24
Commercial real estate..      6,562     5.60    6,959     6.64    6,273    7.16    4,969     6.57    3,901    5.74
Construction and land...      5,413     4.62    6,119     5.83    3,781    4.31    4,871     6.44    3,808    5.61
Consumer................      3,360     2.87    2,306     2.20    2,593    2.96    2,024     2.76    2,128    3.13
                              -----     ----    -----    -----    -----   ------   -----    -----    -----    ----
Gross loans receivable..    117,151   100.00% 104,879   100.00%  87,651  100.00%  75,652   100.00%  67,914  100.00%
                                      ======            ======           ======            ======           ======
Undisbursed loan funds..     (3,717)           (6,224)           (3,188)          (4,718)           (3,732)
Deferred loan origination
  fees..................        (28)              (51)              (72)             (53)              (47)
Allowance for
  estimated loan losses.       (133)             (118)             (106)             (94)              (92)
                              ------           ------            ------            -----            ------

Loans receivable, net...   $113,273           $98,486           $84,285          $70,787           $64,043
                           ========           =======           =======          =======           =======


         LOAN MATURITY. The following table shows the contractual maturity of the Bank's gross loans receivable at September 30, 1999. There were no loans held for sale at September 30, 1999. The table does not include any principal prepayment assumptions.



                                                                        AT SEPTEMBER 30, 1999
                                              ----------------------------------------------------------------------
                                               ONE- TO              COMMERCIAL                               GROSS
                                                FOUR-     MULTI-       REAL       CONSTRUCTION               LOANS
                                               FAMILY     FAMILY      ESTATE        AND LAND    CONSUMER   RECEIVABLE
                                              ---------- --------- ------------- ------------- ---------- -----------
                                                                           (IN THOUSANDS)
Amounts due:
   One year or less.........................     $3,353      $ 914      $1,304        $1,589     $2,641     $ 9,801

   After one year:
      More than one year to three years.....      7,848        274       1,803           642        248      10,815
      More than three years to five years...      1,357         --          89           127        243       1,816
      More than five years to 10 years......      9,346        427         434            19        154      10,380
      More than 10 years to 20 years........     40,830        184          --           336         74      41,424
      More than 20 years                         36,806        477       2,932         2,700         --      42,915
                                                 ------      -----       -----         -----     ------     -------
         Total due after September 30, 2000.     96,187      1,362       5,258         3,824        719     107,350
                                                 ------      -----       -----         -----     ------     -------

         Gross loans receivable.............    $99,540     $2,276      $6,562        $5,413     $3,360    $117,151
                                                =======     ======      ======        ======     ======    ========


         The following table sets forth at September 30, 1999, the dollar amount of gross loans receivable contractually due after September 30, 2000, and whether such loans have fixed interest rates or adjustable interest rates.



                                                   DUE AFTER SEPTEMBER 30, 2000
                                               -------------------------------------
                                                FIXED      ADJUSTABLE      TOTAL
                                               ---------   ------------  -----------
                                                          (IN THOUSANDS)
Real estate loans:
      Residential:
          One- to four-family.......            $88,519         $7,668      $96,187
          Multi-family..............              1,088            274        1,362
      Commercial real estate........                642          4,416        5,258
      Construction and land.........              3,824             --        3,824
Consumer............................                719             --          719
                                                -------        -------     --------
             Total..................            $94,992        $12,358     $107,350
                                                =======        =======     ========

         ORIGINATION AND PURCHASE OF LOANS. The Bank's mortgage lending activities are conducted through its home office. Although the Bank may originate both adjustable-rate and fixed-rate mortgage loans, a substantial majority of the Bank's loan originations have been fixed-rate mortgage loans. The Bank's ability to originate loans is dependent upon the relative customer demand for fixed-rate or adjustable-rate mortgage loans, which is affected by the current and expected future level of interest rates. The Bank has not emphasized the origination of adjustable-rate mortgage loans due to the relatively low demand for such loans in the Bank's primary market area. The Bank retains for its portfolio all of the mortgage loans that it originates. At September 30, 1999, there were no loans categorized as held for sale. In addition, the Bank also emphasizes the origination of construction loans secured primarily by owner-occupied properties. From time to time the Bank has participated in loans originated by other institutions based upon the Bank's investment needs and market opportunities.

         The following tables set forth the Bank's loan originations and principal repayments for the periods indicated:



                                                                                FOR THE YEAR ENDED SEPTEMBER 30,
                                                                        --------------------------------------------
                                                                           1999            1998            1997
                                                                        ------------    ------------    ------------
                                                                                      (IN THOUSANDS)

Beginning balance, net....................................                  $98,486         $84,285         $70,787
         Loans originated:
                  One- to four-family.....................                  $36,487          36,092          19,706
                  Multi-family............................                      917             666              --
                  Commercial real estate..................                    3,026           2,762           1,815
                  Construction and land...................                    7,857           9,635           5,736
                  Consumer................................                    3,684           1,996           2,954
                                                                           --------         -------         -------
                           Total loans originated.........                   51,971          51,151          30,211
         Principal repayments.............................                  (39,652)        (33,923)        (18,212)
         Transfer to REO..................................                      (46)             --              --
         Change in undisbursed loan funds (1).............                    2,506          (3,035)          1,530
         Change in unearned origination fees..............                       23              20            (19)
         Change in allowance for estimated loan losses....                      (15)            (12)           (12)
                                                                           --------         -------        -------
Ending balance, net.......................................                 $113,273         $98,486        $84,285
                                                                           ========         =======        =======

(1) Represents change in loans in process from first day to last day of the period.

         ONE- TO FOUR-FAMILY MORTGAGE LENDING. The primary lending activity of the Bank has been and continues to be the origination of permanent conventional mortgage loans secured by one- to four-family residences located in the Bank's primary market area, which the Bank retains in its portfolio. The Bank's loans generally do not conform to secondary market standards because the Bank does not require title insurance or a survey. Management believes that the Bank's policy of not selling the loans that it originates provides the Bank with a competitive advantage in the origination of loans in its primary market area. Loan originations are obtained from the Bank's loan officers and their contacts with the local real estate industry, existing or past customers, and members of the local communities. The Bank primarily originates fixed-rate loans, but also offers adjustable-rate mortgage ("ARM") loans. At September 30, 1999, one- to four-family mortgage loans totaled $99.5 million, or 85.0% of total loans at such date. Of the Bank's mortgage loans secured by one- to four-family residences, $89.5 or 90.0%, were fixed-rate loans.

         The Bank's policy is to originate one- to four-family residential mortgage loans in amounts up to 80% of the appraised value of the property securing the loan, up to 85% of the appraised value if the loan is co-signed by a person approved by the Board of Directors and up to 95% of the appraised value if private mortgage insurance is obtained. Mortgage loans originated by the Bank generally include due-on-sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank's consent. Due-on-sale clauses are an important means of adjusting the rates on the Bank's fixed-rate mortgage loan portfolio and the Bank exercises its rights under these clauses. The residential mortgage loans originated by the Bank are generally for terms to maturity of up to 30 years.

         The Bank offers several adjustable rate loan programs with terms of up to 30 years and interest rates that adjust either annually or every three years. Of the Bank's mortgage loans secured by one- to four-family residences, $10.0 million, or 10.0%, had adjustable rates. The Bank's one year ARM loan has a maximum adjustment limitation of 1.5% per year and a 5.0% lifetime cap on adjustments. The Bank's three-year ARM loan has a maximum adjustment limitation of 2.0% per change and a 5.0% lifetime cap. The index for substantially all of the Bank's ARM loans is the Federal Home Loan Bank System's National Average Mortgage Rate for Previously-Occupied Homes.

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

         The Bank's multi-family loan portfolio at September 30, 1999 totaled $2.3 million or 1.9% of gross loans receivable. The Bank's largest multi-family loan at September 30, 1999, had an outstanding balance of $437,000 is secured by 15 units and is current as to the repayment of principal and interest.

         COMMERCIAL REAL ESTATE LENDING. On a limited basis, the Bank originates and participates in commercial real estate loans that are generally secured by properties used for business or religious purposes such as farms, churches, nursing homes, small office buildings or retail facilities located in its primary market area. The Bank's underwriting procedures provide that commercial real estate loans may be made in amounts up to 80% of the appraised value of the property. The Bank's underwriting standards and procedures are similar to those applicable to its multi-family loans, whereby the Bank considers the net operating income of the property, the debt service ratio and the borrower's expertise, credit history and profitability. The largest commercial real estate loan in the Bank's portfolio at September 30, 1999 was a $2.0 million participation loan and is secured by a nursing home. The loan was current and performing in accordance with its contractual terms at September 30, 1999. At September 30, 1999 the Bank's commercial real estate loan portfolio was $6.6 million, or 5.6% of gross loans receivable.

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

         CONSTRUCTION AND LAND LENDING. The Bank generally originates construction and land development loans to contractors and individuals in its primary market area. The Bank's construction loans primarily are made to finance the construction of owner-occupied one- to four-family residential properties and to a significantly lesser extent, real estate developments. The Bank's construction loans to individuals are primarily fixed-rate loans with maturities of six months which, upon completion of construction, convert to permanent loans with maturities of up to 30 years. The Bank's policies provide that construction loans may be made in amounts up to 80% of the appraised value of the property for construction of one- to four-family residences. The Bank requires an independent appraisal of the property. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. The Bank requires regular inspections to monitor the progress of construction. Land loans are determined on an individual basis, but generally they do not exceed 80% of the actual cost or current appraised value of the property, which ever is less. The largest construction and land loan in the Bank's portfolio at September 30, 1999 had a balance of $340,000 and is secured by 32 undeveloped lots. This loan is currently performing in accordance with its terms. At September 30, 1999, the Bank had $5.4 million of construction and land loans totaling 4.6% of the Bank's gross loans receivable.

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

         CONSUMER AND OTHER LENDING. The Bank's originated consumer loans generally consist of automobile loans, second mortgage loans, home equity loans, mobile home loans and loans secured by deposits. At September 30, 1999, the Bank's consumer loan portfolio was $3.4 million, or 2.9% of gross loans receivable.

         LOAN APPROVAL PROCEDURES AND AUTHORITY. The Board of Directors establishes the lending policies of the Bank. Loans in amounts up to $25,000 may be approved by the Bank's loan officers. Loans in excess of $25,000 and up to $200,000 must be approved by the Loan Committee, which consists of two senior officer/directors and one outside director. Loans in excess of $200,000 must be approved by the Board of Directors. Pursuant to OTS regulations, loans to one borrower cannot exceed 15% of the Bank's unimpaired capital and surplus. The Bank will not make loans to one borrower that are in excess of regulatory limits.

         DELINQUENCIES AND CLASSIFIED ASSETS. The Board of Directors performs a monthly review of all delinquent loans 30 days or more past due. The procedures taken by the Bank with respect to delinquencies vary depending on the nature of the loan and period of delinquency. When a borrower fails to make a required payment on a loan, the Bank takes a number of steps to have the borrower cure the delinquency and restore the loan to current status. The Bank sends the borrower a written notice of non-payment after the loan is first past due. In the event payment is not then received, additional letters are sent and phone calls are made. If management believes that the loan is well-secured, the Bank generally will try to work with the borrower to have the loan brought current. If the loan is still not brought current and it becomes necessary for the Bank to take legal action, the Bank will commence foreclosure proceedings against any real property that secures the loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan is foreclosed upon and sold at sheriff's sale.

         Federal regulations and the Bank's Classification of Assets Policy require that the Bank utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Bank has incorporated the OTS internal asset classifications as a part of its credit monitoring system. The Bank currently classifies problem and potential problem assets as "Substandard" or "Loss" assets. An asset is considered "Substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "Loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss allowance is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "Special Mention."

         When an insured institution classifies one or more assets, or portions thereof, as Substandard, under current OTS policy the Bank is required to consider establishing a general valuation allowance in an amount deemed prudent by management. The general valuation allowance, which is a regulatory term, represents a loss allowance which has been established to recognize the inherent credit risk associated with lending and investing activities, but which, unlike specific allowances, has not been allocated to particular problem assets. When an insured institution classifies one or more assets, or portions thereof, as "Loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount.

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

         The Bank's management reviews and classifies the Bank's assets quarterly and reports the results of its review to the Board of Directors. The Bank classifies assets in accordance with the management guidelines described above. REO is classified as Substandard. At September 30, 1999, the Bank had $660,000 of assets classified as Substandard and no assets classified as Loss.

         NON-PERFORMING ASSETS. The following table sets forth information regarding non-accrual loans, accruing loans which are contractually past due 90 days or more and REO. For the years ended September 30, 1999, 1998, 1997, 1996 and 1995 , respectively, the amount of interest income that would have been recognized on nonaccrual loans if such loans had continued to perform in accordance with their contractual terms was $0, $0, $0, $5,280 and $5,780, none of which was recognized.



                                                                               AT SEPTEMBER 30,
                                                           ---------------------------------------------------------
                                                             1999        1998        1997       1996        1995
                                                           ----------  ----------  ---------  ----------  ----------
                                                                           (DOLLARS IN THOUSANDS)
Non-accrual loans:
         Residential real estate:
                  One- to four-family................            $--          $--        $--        $567        $226
                  Multi-family.......................             --           --         --          --          --
         Commercial real estate......................             --           --         --          11         117
         Construction and land.......................             --           --         --           5          --
         Consumer....................................             --           --         --          --          12
                                                              ------       ------     ------      ------      ------
                  Total non-accrual loans............             --           --         --         583         355
         Loans contractually past due more
            than 90 days and accruing interest.......            379          825        572          --          --
                                                              ------       ------     ------      ------      ------
                  Total non-performing loans.........            379          825        572         583         355
REO, net.............................................             --           --         --          --          --
                                                              ------       ------     ------      ------      ------
                  Total non-performing assets........           $379         $825       $572        $583        $355
                                                              ======       ======     ======      ======      ======
Allowance for loan losses as a
         percent of gross loans receivable...........           0.11%        0.11%      0.13%       0.13%       0.14%
Allowance for loan losses as a percent of
         total non-performing loans(1)...............          35.09        14.30      18.60       16.19       26.02
Non-performing loans as a percent of
         gross loans receivable(1)...................           0.32         0.79       0.68        0.82        0.55
Non-performing assets as a percent of total assets (1)          0.30         0.71       0.53        0.63        0.40



(1) Non-performing assets consist of non-performing loans and REO. Non-performing loans consist of all accruing loans 90 days or more past due and all non-accrual loans.


         Loans now current but where some concerns exist as to the ability of the borrower to comply with present loan repayment terms, exclusive of nonperforming loans, were not significant at September 30, 1999 and 1998. These loans are closely monitored by management and the classification of these loans does not imply that management expects losses on the loans, but believes that a higher level of scrutiny is prudent under the circumstances.

         At September 30, 1999 and 1998, the Company had no interest-bearing assets other than loans which would have been reported as nonaccrual or delinquent.

         The following table sets forth delinquencies in the Bank's loan portfolio as of the dates indicated:


                                           AT SEPTEMBER 30, 1999                     AT SEPTEMBER 30, 1998
                                   ---------------------------------------- ----------------------------------------
                                       60-89 DAYS      90 DAYS OR MORE (1)      60-89 DAYS      90 DAYS OR MORE (1)
                                   ------------------- -------------------- ------------------- --------------------
                                             PRINCIPAL           PRINCIPAL            PRINCIPAL           PRINCIPAL
                                    NUMBER   BALANCE    NUMBER    BALANCE    NUMBER   BALANCE    NUMBER    BALANCE
                                   OF LOANS  OF LOANS  OF LOANS  OF LOANS   OF LOANS  OF LOANS  OF LOANS  OF LOANS
                                   --------- --------- --------- ---------- --------- --------- --------- ----------
                                                                (DOLLARS IN THOUSANDS)

One- to four-family...........            6      $186         9       $335        --       $--        20       $783
Multi-family..................           --        --        --         --        --        --        --         --
Commercial real estate........           --        --         1         30        --        --         2         38
Construction and land.........           --        --        --         --        --        --        --         --
Consumer......................            2         7         2         14         7        31         1          4
                                       ----      ----      ----       ----      ----      ----      ----       ----

Total.........................            8      $193        12       $379         7       $31        23       $825
                                       ====      ====      ====       ====      ====      ====      ====       ====
Delinquent loans to gross
   loans receivable...........                   0.16                 0.32                0.03%                0.79%



                                            AT SEPTEMBER 30, 1997
                                   ----------------------------------------
                                       60-89 DAYS      90 DAYS OR MORE (1)
                                   ------------------- --------------------
                                             PRINCIPAL           PRINCIPAL
                                    NUMBER   BALANCE    NUMBER    BALANCE
                                   OF LOANS  OF LOANS  OF LOANS  OF LOANS
                                   --------- --------- --------- ----------
                                           (DOLLARS IN THOUSANDS)

One- to four-family...........            4       $36        15       $476
Multi-family..................           --        --        --         --
                                         --        --         1         10
Construction and land.........           --        --        --         --
                                         --        --         2         86
                                       ----      ----      ----       ----
Total.........................            4       $36        18       $572
                                       ====      ====      ====       ====
Delinquent loans to gross
   loans receivable...........                   0.04%                0.68%


1) Loans 90 days or more past due are included in non-accrual loans. See "Non-performing Assets."

         ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in the Bank's loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additional provisions for loan losses based upon information available at the time of the review. As of September 30, 1999, the Bank's allowance for loan losses was 0.11% of gross loans receivable. The Bank had non-performing loans of $379,000 and $825,000 at September 30, 1999 and September 30, 1998, respectively. At September 30, 1999, the Bank had no loans classified as "impaired." The Bank will continue to monitor and modify its allowances for loan losses as conditions dictate.

         The following table sets forth activity in the Bank's allowance for loan losses for the periods set forth in the table.




                                                                    AT OR FOR THE YEAR ENDED SEPTEMBER 30,
                                                           ---------------------------------------------------------
                                                             1999        1998       1997        1996        1995
                                                           ----------  ---------- ----------  ----------  ----------
                                                                            (DOLLARS IN THOUSANDS)

Balance at beginning of period.................                 $118        $106       $ 94         $92         $92
Provision for loan losses......................                   30          12         12           2          --
Charge-offs:
         Real Estate:
                  One- to four-family..........                   --          --         --          --          --
                  Multi-family.................                   --          --         --          --          --
                  Commercial real estate.......                   --          --         --          --          --
                  Construction and land........                   --          --         --          --          --
         Consumer..............................                  (15)         --         --          --          --
Recoveries.....................................                   --          --         --          --          --
                                                                ----        ----       ----        ----        ----
Balance at end of period.......................                 $133        $118       $106         $94         $92
                                                                ====        ====       ====         ===         ===
Net charge-offs to average gross loans receivable               0.01          --         --          --          --


        The following tables set forth the amount of the Bank's allowance for loan losses, the percent of the allowance for loan losses to the total allowance and the percent of gross loans to gross loans receivable in each of the categories listed at the dates indicated.

                                                           AT SEPTEMBER 30,
                       ---------------------------------------------------------------------------------------
                                  1999                         1998                        1997
                       ---------------------------- ---------------------------- -----------------------------
                                          PERCENT                      PERCENT                      PERCENT
                                          OF GROSS                     OF GROSS                     OF GROSS
                                          LOANS IN                     LOANS IN                     LOANS IN
                                PERCENT     EACH             PERCENT     EACH            PERCENT      EACH
                                   OF     CATEGORY              OF     CATEGORY             OF      CATEGORY
                               ALLOWANCE  TO GROSS          ALLOWANCE  TO GROSS         ALLOWANCE   TO GROSS
                                TO TOTAL   LOANS             TO TOTAL    LOANS           TO TOTAL     LOANS
                        AMOUNT ALLOWANCE RECEIVABLE  AMOUNT ALLOWANCE RECEIVABLE AMOUNT ALLOWANCE  RECEIVABLE
                     --------- --------- ----------  ------ --------- ---------- ------ ---------  ----------
                                                     (DOLLARS IN THOUSANDS)
One- to four-
   family.............     $93    69.92%    84.97%     $82    69.47%    83.54%    $75     70.75%     84.10%
Multi-family..........       6     4.51      1.94       5      4.24      1.79       5      4.72       1.47

Commercial real estate       9     6.77      5.60      10      8.47      6.64      10      9.43       7.16

Construction and land.       6     4.51      4.62       7      5.84      5.83       6      5.66       4.31
Consumer..............       4     3.01      2.87       3      2.54      2.20      --        --       2.96
Unallocated...........      15    11.28       --       11      9.44        --      10      9.44         --
                          ----    -----     -----   -----      ----     -----    -----     ----       ----
Total allowance
   for loan losses....    $133   100.00%   100.00%   $118    100.00%   100.00%    $106   100.00%    100.00%
                          ====   ======    ======    ====    ======    ======     ====   ======     ======


                        ----------------------------   ----------------------------
                                   1996                          1995
                        ----------------------------   ----------------------------
                                            PERCENT                       PERCENT
                                           OF GROSS                       OF GROSS
                                           LOANS IN                       LOANS IN
                                 PERCENT     EACH               PERCENT     EACH
                                   OF     CATEGORY                OF      CATEGORY
                               ALLOWANCE  TO GROSS             ALLOWANCE  TO GROSS
                                TO TOTAL    LOANS              TO TOTAL    LOANS
                        AMOUNT ALLOWANCE RECEIVABLE    AMOUNT ALLOWANCE  RECEIVABLE
                        ------ --------- ----------   ------- ---------  ----------
One- to four-
   family..............    $65   69.15%    82.33%        $63     68.21%    83.28%
Multi-family...........     2     2.13      1.99          3       3.25      2.24

Commercial real estate.     5     5.32      6.57          4       5.03      5.74

Construction and land..     5     5.32      6.44          6       6.25      5.61
Consumer...............     5     5.32      2.67          5       5.26      3.13
Unallocated............    12    12.76         --        11      12.00        --
                         ----    -----      -----      -----      -----    -----
Total allowance
   for loan losses.....   $94   100.00%   100.00%        $92     100.00%  100.00%
                          ===   ======     ======        ===     ======   ======

REAL ESTATE OWNED

         At September 30, 1999, the Bank had no REO. If the Bank acquires any REO, it is initially recorded at fair value less costs to sell and thereafter REO is recorded at the lower of the recorded investment in the loan or the fair value of the related assets at the date of foreclosure, less costs to sell. Thereafter, REO is valued at the lower of the recorded investment or the fair value of the property less costs to sell. If there is a further deterioration in value, the Bank provides for a specific valuation allowance.

INVESTMENT ACTIVITIES

         Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certificates of deposit of insured banks and savings institutions, bankers' acceptances and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment-grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. Additionally, the Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. See "Regulation and Supervision--Federal Savings Institution Regulation--Liquidity." Historically, the Bank has maintained liquid assets above the minimum OTS requirements and at a level considered to be more than adequate to meet its normal daily activities.

         The investment policy of the Company as established by the Board of Directors attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement the Company's lending activities. The Company's policies generally limit investments to government and federal agency securities. The Company's policies provide the authority to invest in U.S. Treasury and federal agency securities meeting the Company's guidelines and in mortgage-backed securities guaranteed by the U.S. government and agencies thereof. At September 30, 1999, the Company had investment and mortgage-backed securities with a carrying value of $8.7 million and a market value of $8.8 million. At September 30, 1999, the Company had $1.9 million in mortgage-backed securities classified as available for sale and $6.8 million in investment and mortgage-backed securities classified as held to maturity. At September 30, 1999, $4.2 million of the Company's mortgage-backed securities had adjustable rates.

         At September 30, 1999, all of the Company's mortgage-backed securities were insured or guaranteed by either the GNMA, FNMA or FHLMC. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby reducing or increasing, respectively, the net yield on such securities. There is also the risk associated with the necessity to reinvest the cash flows from such securities at market interest rates which may be lower than the interest rates received on such securities. In addition, the market value of such securities may be adversely affected by changes in interest rates.

         The following table sets forth certain information regarding the carrying and fair values of the Company's investment securities and mortgage-backed securities at the dates indicated:





                                                                        AT SEPTEMBER 30,
                                           -------------------------------------------------------------------------
                                                   1999                      1998                     1997
                                           ----------------------   -----------------------  -----------------------
                                           AMORTIZED      FAIR      AMORTIZED      FAIR      AMORTIZED      FAIR
                                             COST        VALUE        COST        VALUE        COST        VALUE
                                           ----------   ---------   ---------   -----------  ----------  -----------
                                                                            (IN THOUSANDS)
Securities:
   Available for sale:
      FNMA certificates.............          $1,302      $1,261      $3,915        $3,889          --           --
                                            --------     -------     -------    ----------    --------    ---------
      GNMA certificates.............             613         603         690           711         739          739
                                            --------     -------     -------    ----------    --------    ---------
         Total available for sale...           1,915       1,864       4,605         4,600         739          739
                                            --------     -------     -------    ----------    --------    ---------
   Held to maturity:
      U.S. Treasury.................              --          --          --            --       4,996        4,999
      GNMA certificates.............           6,752       6,878       8,897         9,256      11,218       11,634
      FHLMC certificates............              53          55         107           112         149          156
                                            --------     -------     -------    ----------    --------    ---------
         Total held to maturity.....           6,805       6,933       9,004         9,368      16,363       16,789
      FHLB stock....................           1,250       1,250         922           922         834          834
                                            --------     -------     -------    ----------    --------   ----------
         Total securities...........          $9,970     $10,047     $14,531       $14,890     $17,936      $18,362
                                            ========     =======     =======       =======     =======      =======


         As of September 30, 1999, the Company did not have any security concentrations which exceeded 10% of total securities.

         The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company's investment securities and mortgage-backed securities as of September 30, 1999.




                                                                     AT SEPTEMBER 30, 1999
                                                -------------------------------------------------------------------
                                                                         MORE THAN ONE          MORE THAN FIVE
                                                 ONE YEAR OR LESS      YEAR TO FIVE YEARS     YEARS TO TEN YEARS
                                                --------------------  ---------------------  ---------------------
                                                           WEIGHTED               WEIGHTED               WEIGHTED
                                                CARRYING   AVERAGE    CARRYING    AVERAGE    CARRYING    AVERAGE
                                                 VALUE      YIELD      VALUE       YIELD      VALUE       YIELD
                                                --------   ---------  ---------   ---------  ---------   ---------
                                                                                            (DOLLARS IN THOUSANDS)
Mortgage-backed securities:
   Available for sale:
      FNMA................................          $ --         --%      $ --          --%       $ --         --%
      GNMA................................            --         --         --          --          --         --
                                                --------              --------                --------
         Total available for sale.........            --         --         --          --          --         --
                                                --------              --------                --------
   Held to maturity:
      GNMA................................             1       8.00         10        8.19          --         --
      FHLMC...............................            --         --         35        8.25           3       8.50
                                                --------              --------                --------
         Total held to maturity...........             1       8.00         45        8.23           3       8.50
                                                --------              --------                --------
        Total mortgage-backed securities..          $  1       8.00%      $ 45        8.23%       $  3       8.50%
                                                ========              ========                ========

                                                           AT SEPTEMBER 30, 1999
                                               --------------------------------------------

                                                MORE THAN TEN YEARS           TOTAL
                                                ---------------------  --------------------
                                                            WEIGHTED              WEIGHTED
                                                CARRYING    AVERAGE    CARRYING   AVERAGE
                                                 VALUE       YIELD      VALUE      YIELD
                                                ---------   ---------  ---------  ---------

Mortgage-backed securities:
   Available for sale:
      FNMA................................         $1,261       5.29%    $1,261       5.29%
      GNMA................................            603       6.97        603       6.97
                                                  -------               --------
         Total available for sale.........          1,864       5.83      1,864       5.83
                                                  -------               --------
   Held to maturity:
      GNMA................................          6,741       7.36      6,752       7.36
      FHLMC...............................             15      12.34         53       9.45
                                                  -------               -------
         Total held to maturity...........          6,756       7.37      6,805       7.37
                                                  -------               -------
        Total mortgage-backed securities..         $8,620       7.04%    $8,669       7.04%
                                                  =======               =======

SOURCES OF FUNDS

         GENERAL. Deposits, loan repayments and prepayments and cash flows generated from operations are the primary sources of the Bank's funds for use in lending, investing and for other general purposes.

         DEPOSITS. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposits consist of savings accounts, NOW accounts, money market accounts and certificates of deposit. For the year ended September 30, 1999, certificates of deposit constituted 74.6% of total average deposits. The term of the certificates of deposit offered by the Bank vary from six months to five years and the offering rates are established by the Bank on a weekly basis. Once a certificate account is established, no additional amounts are permitted to be deposited in that account, with the exception of Individual Retirement Account certificates. Specific terms of an individual account vary according to the type of account, the minimum balance required, the time period funds must remain on deposit and the interest rate, among other factors. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. At September 30, 1999, the Bank had $40.7 million of certificate accounts maturing in less than one year. The Bank's deposits are obtained predominantly from the area in which its banking office is located. The Bank relies primarily on a willingness to pay market-competitive interest rates to attract and retain these deposits. Accordingly, rates offered by competing financial institutions significantly affect the Bank's ability to attract and retain deposits.

         The following table presents the deposit activity of the Bank for the periods indicated:

                                                                             FOR THE YEAR ENDED SEPTEMBER 30,
                                                                       ---------------------------------------------
                                                                           1999            1998           1997
                                                                       -------------   -------------  --------------
                                                                                      (IN THOUSANDS)
Beginning balance....................................                       $79,074         $77,373         $79,831
Net deposits (withdrawals)...........................                        (5,842)         (2,138)         (5,235)
Interest credited on deposit accounts................                         3,609           3,839           2,777
                                                                            -------         -------         -------
Ending balance.......................................                       $76,841         $79,074         $77,373
                                                                            =======         =======         =======

         At September 30, 1999, the Bank had approximately $5.0 million in certificate accounts in amounts of $100,000 or more maturing as follows:


                                                                                      WEIGHTED
 MATURITY PERIOD                                                  AMOUNT            AVERAGE RATE
-------------------                                         --------------------   ---------------
                                                           (DOLLARS IN THOUSANDS)
Three months or less.......................                        $ 100                 5.34%
Over three through six months..............                        1,504                 5.14
Over six through 12 months.................                        1,450                 5.08
Over 12 months.............................                        1,924                 5.28
                                                                   -----                 ----
      Total................................                       $4,978                 5.18%
                                                                  ======                =====

         The following table sets forth the distribution of the Bank's deposit accounts for the periods indicated.





                                                                  FOR THE YEAR ENDED SEPTEMBER 30,
                                            ------------------------------------------------------------------------
                                                    1999                     1998                     1997
                                            ----------------------  -----------------------  -----------------------
                                                         PERCENT                 PERCENT                  PERCENT
                                             AMOUNT     OF TOTAL      AMOUNT     OF TOTAL     AMOUNT      OF TOTAL
                                            ----------  ----------  ----------- -----------  ----------  -----------
                                                                        (DOLLARS IN THOUSANDS)
Savings accounts...................            $8,898      11.58%       $8,553      10.82%      $7,810       10.09%
Money market accounts..............             5,178        6.74        5,329        6.74       5,802         7.50
NOW accounts.......................             5,006        6.52        4,765        6.02       4,690         6.06
Non-interest bearing accounts......               446        0.58          689        0.87       1,397         1.81
                                            ----------  ----------  ----------- -----------  ----------  -----------
      Total........................            19,528       25.42       19,336       24.45      19,699        25.46
Certificate accounts:
   4.00% to 4.99%..................            24,449       31.82        2,070        2.62
   5.00% to 5.99%..................            32,473       42.26       52,404       66.27      43,757        56.55
   6.00% to 6.99%..................               342        0.44        5,214        6.60      13,814        17.85
   7.00% to 7.99%..................                 5        0.01           10        0.01          66         0.09
   8.00% to 8.99%..................                43        0.05           40        0.05          37         0.05
                                            ----------  ----------  ----------- -----------  ----------  -----------
      Total certificate accounts...            57,312       74.58       59,738       75.55      57,674        74.54
                                            ----------  ----------  ----------- -----------  ----------  -----------
      Total deposits...............           $76,841      100.00%      $79,074     100.00%    $77,373       100.00%
                                            ==========  ==========  =========== ===========  ==========  ===========


         The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at September 30, 1999.

                                       PERIOD TO MATURITY FROM SEPTEMBER 30, 1999                  AT SEPTEMBER 30,
                        ------------------------------------------------------------------------- -----------------
                                     ONE TO      TWO TO   THREE TO   FOUR TO  MORE THAN
                        LESS THAN      TWO        THREE     FOUR      FIVE       FIVE
                        ONE YEAR      YEARS       YEARS    YEARS      YEARS     YEARS     TOTAL     1998      1997
                        --------- ----------  ---------  ---------   -------- ---------  -------  -------   -------
                                                              (IN THOUSANDS)
Certificate accounts:
   4.00 to 4.99%.......  $21,480     $2,454       $ 515       $ --      $ --       $ --  $24,449   $2,070        --
   5.00 to 5.99%.......   18,837     11,456         614        515     1,051         --   32,473   52,404   $43,757
   6.00 to 6.99%.......      342         --          --         --        --         --      342    5,214    13,814
   7.00 to 7.99%.......        5         --          --         --        --         --        5       10        66
   8.00 to 8.99%.......       --         --          --         43        --         --       43       40        37
                         -------    -------      ------       ----    ------       ----  -------  -------   -------
      Total............  $40,664    $13,910      $1,129       $558    $1,051       $ --  $57,312  $59,738   $57,675
                         =======    =======      ======       ====    ======       ====  =======  =======   =======


         BORROWINGS. The Bank utilizes borrowings from the FHLB as an alternative to retail deposits to fund its operations as part of its operating strategy. These FHLB borrowings are collateralized primarily by certain of the Bank's mortgage-related securities and secondarily by the Bank's investment in capital stock of the FHLB. FHLB borrowings are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the FHLB. See "Regulation and Supervision--Federal Home Loan Bank System." At September 30, 1999, the Bank had $25.0 million in outstanding FHLB borrowings, compared to $10.0 million at September 30, 1998.

         The following table sets forth certain information regarding the Bank's borrowed funds at or for the periods ended on the dates indicated.

                                                                                      AT OR FOR THE YEARS
                                                                                      ENDED SEPTEMBER 30,
                                                                            ----------------------------------------
                                                                               1999          1998          1997
                                                                            ------------  ------------  ------------
                                                                                      (DOLLARS IN THOUSANDS)
Average balance outstanding...................                                  $16,307        $3,773           $--
Maximum amount outstanding at any
    month-end during the period...............                                   25,000        10,000         1,000
Balance outstanding at end of period..........                                   25,000        10,000         1,000
Weighted average interest rate
    during the period.........................                                     5.28          5.14          6.53
Weighted average interest rate at
    end of period.............................                                     5.19          5.40          6.53



SUBSIDIARY ACTIVITIES

         The Bank has one wholly-owned subsidiary, Delphos Service Corporation, which currently does not conduct any activities.

PERSONNEL

         As of September 30, 1999, the Company had 19 full-time employees and eight part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

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

HOLDING COMPANY REGULATION

         The Company is a non-diversified unitary savings and loan holding company within the meaning of the HOLA. As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender ("QTL"). See "Federal Savings Institution Regulation--QTL Test." Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act ("BHC Act"), subject to the prior approval of the OTS, and certain activities authorized by OTS regulation, and no multiple savings and loan holding company may acquire more than 5% of the voting stock of a company engaged in impermissible activities.

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

FEDERAL SAVINGS INSTITUTION REGULATION

         CAPITAL REQUIREMENTS. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage (core) capital ratio (3% for savings associations that receive the highest examination rating on the CAMELS financial institution rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The OTS regulations also require that, in meeting the tangible, leverage (core) and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

         The risk-based capital standard for savings institutions requires the maintenance of Tier I (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. The components of Tier I
(core) capital are equivalent to those discussed earlier. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets, and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

         The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (I.E., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule, a savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. The Director of the OTS may waive or defer a savings institution's interest rate risk component on a case-by-case basis. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. For the present time, the OTS has deferred implementation of the interest rate risk component. At September 30, 1999, the Bank met each of its capital requirements and it is anticipated that the Bank will not be subject to the interest rate risk component.

         The following table presents the Bank's capital position at September 30, 1999.



                                                                                                   CAPITAL
                                                                             EXCESS       --------------------------
                                                ACTUAL       REQUIRED     (DEFICIENCY)       ACTUAL       REQUIRED
                                               CAPITAL       CAPITAL         AMOUNT         PERCENT       PERCENT
                                              -----------   -----------   --------------  ------------  ------------
                                                                         (DOLLARS IN THOUSANDS)
Tangible...................                      $12,311       $ 1,924          $10,387         9.60%         1.50%
Core (Leverage)............                       12,311         5,131            7,180          9.60          4.00
Risk-based.................                       12,444         5,512            6,932         18.06          8.00



         PROMPT CORRECTIVE REGULATORY ACTION. Under the OTS prompt corrective action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

         INSURANCE OF DEPOSIT ACCOUNTS. Deposits of the Bank are presently insured by the Savings Association Insurance Fund. The Federal Deposit Insurance Corporation maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for Savings Association Insurance Fund member institutions are determined semiannually by the Federal Deposit Insurance Corporation and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

         In addition to the assessment for deposit insurance, institutions are required to pay on bonds issued in the late 1980s by the Financing Corporation to recapitalize the predecessor to the Savings Association Insurance Fund. During 1998, Financing Corporation payments for Savings Association Insurance Fund members approximated 6.10 basis points, while Bank Insurance Fund members paid 1.22 basis points. By law, there will be equal sharing of Financing Corporation payments between the members of both insurance funds on the earlier of January 1, 2000 or the date the two insurance funds are merged.

         The Bank's assessment rate for fiscal 1999 ranged from 5.80 to 6.10 basis points and the premium paid for this period was $52,000. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.

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

         FINANCIAL INSTITUTION MODERNIZATION LEGISLATION. Recently enacted federal legislation designed to modernize the regulation of the financial services industry expands the ability of bank holding companies to affiliate with other types of financial services companies such as insurance companies and investment banking companies. However, the legislation provides that companies that acquire control of a single savings association after May 4, 1999 (or that filed an application for that purpose after that date) are not entitled to the unrestricted activities formerly allowed for a unitary savings and loan holding company. Rather, these companies will have authority to engage in the activities permitted "a financial holding company" under the new legislation, including insurance and securities-related activities, and the activities currently permitted for multiple savings and loan holding companies, but generally not in commercial activities. The authority for unrestricted activities is grandfathered for unitary savings and loan holding companies, such as the Company, that existed before May 4, 1999. However, the authority for unrestricted activities would not apply to any company that acquired the Company.

         LOANS TO ONE BORROWER. Under the HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At September 30, 1999, the Bank's limit on loans to one borrower was $2.2 million. At September 30, 1999, the Bank's largest aggregate outstanding balance of loans to one borrower was $2 million.

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

         A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of September 30, 1999, the Bank maintained 96.57% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

         LIMITATION ON CAPITAL DISTRIBUTIONS. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to Stockholders of another institution in a cash-out merger. The rule effective through the first quarter of 1999 established three tiers of institutions based primarily on an institution's capital level. A Tier I institution exceeded all capital requirements before and after a proposed capital distribution and has not been advised by the OTS that it needs more than normal supervision. A Tier I institution could, after first giving notice to but without obtaining approval of the OTS, make capital distributions during the calendar year equal to the greater of 100% of its net earnings to date during the calendar year plus the amount that would have reduced by one-half the excess capital over its capital requirements at the beginning of the calendar year, or 75% of its net income for the previous four quarters. Any additional capital distributions required prior regulatory approval.

         Effective April 1, 1999, the OTS' capital distribution regulation changed. Under the new regulation, an application to and the prior approval of the OTS is required before any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (generally, compliance with all capital requirements and examination ratings in one of two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required, the institution must still give advance notice to OTS of the capital distribution. If the Bank's capital fell below its regulatory requirements or if the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution, which would otherwise be permitted by the regulation if the OTS determines that the distribution would be an unsafe or unsound practice.

         LIQUIDITY. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 4%. The Bank's liquidity ratio for September 30, 1999 was 12.21%, which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

         ASSESSMENTS. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended September 30, 1999 totaled $33,700.

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

         STANDARDS FOR SAFETY AND SOUNDNESS. The federal banking agencies have adopted Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") and a final rule to implement safety and soundness standards required under the FDI Act. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; asset quality; earnings; and compensation, fees and benefits. Most recently, the agencies issued guidelines on Year 2000 computer compliance. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final rule establishes deadlines for the submission and review of such safety and soundness compliance plans when such plans are required.

FEDERAL RESERVE SYSTEM

         The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $44.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts aggregating greater than $44.3 million, the reserve requirement is $1.33 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $44.3 million. The first $5.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

COMMUNITY REINVESTMENT ACT

         Under the Community Reinvestment Act, as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the OTS, in connection with its examination of an institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of applications by such institution. The Community Reinvestment Act requires public disclosure of an institution's Community Reinvestment Act rating. Citizens Bank of Delphos' latest Community Reinvestment Act rating, received from the OTS was "Satisfactory."

                           FEDERAL AND STATE TAXATION

FEDERAL TAXATION

         GENERAL. The Company and the Bank report their income on a consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the IRS recently, and therefore the 1996 through 1998 returns are open for audit. For its 1999 taxable year, the Bank is subject to a maximum federal income tax rate of 34%.

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

         Under the residential loan requirement provision, the recapture required by the 1996 Act will be suspended for each of two successive taxable years, beginning with the Bank's first taxable year beginning after 1995, in which the Bank originates a minimum of certain residential loans based upon the average of the principal amounts of such loans made by the Bank during its six taxable years preceding its 1996 taxable year.

         Under the 1996 Act, for its current and future taxable years, the Bank is not permitted to make additions to its tax bad debt reserves under the PTI Method. In addition, the Bank is required to recapture (I.E., take into income) over a six year period the excess of the balance of its tax bad debt reserves as of December 31, 1995 over the balance of such reserves as of December 31, 1987. As a result of such recapture, the Bank will incur an additional tax liability of approximately $211,000 which is generally expected to be taken into income beginning in 1998 over a six-year period.

         DISTRIBUTIONS. Under the 1996 Act, if the Bank makes "non-dividend distributions" to the Company, such distributions will be considered to have been made from the Bank's unrecaptured tax bad debt reserves (including the balance of its reserves as of December 31, 1987) to the extent thereof, and then from the Bank's supplemental reserve for losses on loans, to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the Bank's taxable income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Bank's current or accumulated earnings and profits will not be so included in the Bank's income.

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

STATE AND LOCAL TAXATION

         The Company is subject to the Ohio corporation franchise tax, which, as applied to the Company, is a tax measured by both net earnings and net worth. The rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.5% of computed Ohio taxable income in excess of $50,000 and
(ii) 0.4% times taxable net worth. Under these alternative measures of computing tax liability, the states to which a taxpayer's adjusted total net income and adjusted total net worth are apportioned or allocated are determined by complex formulas. The minimum tax is $50 per year.

         A special litter tax is also applicable to all corporations, including the Company, subject to the Ohio corporation franchise tax other than "financial institutions." If the franchise tax is paid on the net income basis, the litter tax is equal to .11% of the first $50,000 of computed Ohio taxable income and
 .22% of computed Ohio taxable income in excess of $50,000. If the franchise tax is paid on the net worth basis, the litter tax is equal to .014% times taxable-net-worth.

         Certain holding companies, such as the Company, will qualify for complete exemption from the net worth tax if certain conditions are met. The Company will most likely meet these conditions, and thus, calculate its Ohio franchise tax on the net income basis.

         The Bank is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.4% for 1999 and 1.3% for 2000 and thereafter of the Bank's apportioned book net worth, determined in accordance with Generally Accepted Accounting Principles ("GAAP"), less any statutory deduction. As a "financial institution," the Bank is not subject to any tax based upon net income or net of its imposed by the State of Ohio.

ITEM 2.  PROPERTIES.

         The Bank conducts its business through a single banking office located at 114 East 3rd Street in Delphos, Ohio. The Company believes that the current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company. The Bank's office was constructed in 1955 and was most recently remodeled in 1993. The Bank's office had a net book value of $535,000 at September 30, 1999.

ITEM 3.  LEGAL PROCEEDINGS.

         At September 30, 1999, the Company was not involved in any pending legal proceedings. However, from time to time, the Company is involved in legal proceedings occurring in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Common Stock of the Company is traded on the Nasdaq National Market under the symbol "DCBI." The stock began trading on November 21, 1996. As of December 13, 1999, there were approximately 1,242 recordholders of the Common Stock of the Company, which includes shares held in street name. The following table discloses the high and low bids for the Common Stock for each quarterly period indicated.


                                                     HIGH                      LOW
                                                     ----                      ---
September 30, 1999                                 $18.50                   $17.00
June 30, 1999                                      $18.00                   $14.25
March 31, 1999                                     $18.50                   $16.00
December 31, 1998                                  $19.00                   $16.00

September 30, 1998                                 $19.44                   $15.38
June 30, 1998                                      $22.25                   $19.00
March 31, 1998                                     $24.25                   $19.63
December 31, 1997                                  $20.75                   $17.00


         The following table lists the dividends declared and paid by the Company.

     1999                DIVIDEND (1)           DECLARED             PAID
                        ---------------        -----------        -----------
                            $.06                10-29-98           11-24-98
                             .06                01-27-99           02-24-99
                             .06                04-27-99           05-24-99
                             .06                07-28-99           08-25-99

     1998                DIVIDEND (1)           DECLARED             PAID
                        ---------------        -----------        -----------

                            $.06                10-28-97           11-18-97
                             .06                01-27-98           02-19-98
                             .06                04-30-98           05-21-98
                             .06                08-05-98           08-26-98

(1)    Per share.

ITEM. 6  SELECTED FINANCIAL DATA.

         The selected consolidated financial and other data of the Company set forth below is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company and Notes thereto. See Item 8 "Financial Statements and Supplementary Data."


                                                                           AT SEPTEMBER 30,
                                                    ----------------------------------------------------------------
                                                       1999         1998         1997         1996          1995
                                                    -----------  -----------   ----------   ----------   -----------
                                                                            (IN THOUSANDS)
SELECTED BALANCE SHEET DATA:
Total assets.....................................     $128,228     $115,901     $107,796      $92,235      $ 88,022
Cash and cash equivalents........................        3,700        1,618        4,400        4,695         4,257
Investment securities (1)........................           --           --        4,996          500           500
Mortgage-backed securities (1)...................        8,669       13,605       12,107       14,214        17,421
FHLB stock--at cost..............................        1,250          922          834          778           726
Loans receivable, net (2)........................      113,273       98,486       84,285       70,787        64,043
Deposits.........................................       76,841       79,074       77,373       79,831        76,664
FHLB advances....................................       25,000       10,000        1,000           --            --
Total equity.....................................       25,487       26,060       28,716       11,425        10,799


                                                                   FOR THE YEAR ENDED SEPTEMBER 30,
                                                    ----------------------------------------------------------------
                                                       1999         1998         1997         1996          1995
                                                    -----------  -----------   ----------   ----------   -----------
                                                                            (IN THOUSANDS)
Selected Operating Data:
Interest income..................................       $8,743       $8,284       $7,638       $6,697        $6,217
Interest expense.................................        4,484        4,040        3,772        3,996         3,601
                                                        ------       ------       ------        -----         -----
Net interest income..............................        4,259        4,244        3,866        2,701         2,616
Provision for loan losses........................           30           12           12            2            --
                                                        ------       ------       ------        -----         -----

   Net interest income after
      provision for loan losses..................        4,229        4,232        3,854        2,699         2,616
Non-interest income..............................          434          432          229          232           151
Non-interest expense.............................        2,025        1,927        1,871        1,954         1,342
                                                        ------       ------       ------        -----         -----
Income before income taxes.......................        2,640        2,737        2,212          977         1,425
Income taxes.....................................          937        1,085          686          333           481
                                                        ------       ------       ------        -----         -----
Net income.......................................       $1,703       $1,652       $1,526        $ 644         $ 944
                                                        ======       ======       ======        =====         =====
Earnings per common share (3):
   Basic.........................................         1.14         0.97         0.75           --            --
   Diluted.......................................         1.12         0.95         0.75           --            --
Cash dividends declared for common
   share (3).....................................         0.24         0.24           --           --            --

                                                                         AT OR FOR THE YEAR ENDED
                                                                               SEPTEMBER 30,
                                                        ------------------------------------------------------------
                                                          1999         1998        1997        1996         1995
                                                        ----------  ----------- -----------  ----------  -----------
SELECTED FINANCIAL RATIOS AND OTHER
DATA(4):
PERFORMANCE RATIOS:
         Return on average assets.......................    1.40%        1.50%       1.42%       0.71%        1.10%
         Return on average equity.......................     6.57         5.87        5.31        5.59         8.94
         Average equity to average assets...............    21.27        25.48       25.37       12.68        12.30
         Equity to total assets at end of period........    19.88        22.48       26.64       12.39        12.27
         Dividend payout ratio (3)......................    24.12        27.56          --          --           --
         Average interest rate spread (5)...............     2.63         2.72        2.67        2.51         2.54
         Net interest margin (6)........................     3.58         3.94        3.83        3.06         3.10
         Average interest-earning assets to average
                  interest-bearing liabilities..........   125.37       132.61      131.00      112.32       112.20
         Efficiency ratio (7)...........................    43.12        41.21       45.68       66.61        51.29
         Non-interest expense to average assets.........     1.66         1.75        1.71        2.15         1.56
REGULATORY CAPITAL RATIOS (8):
         Tangible capital...............................     9.60        10.67       13.89       12.40        12.27
         Core capital...................................     9.60        10.67       13.89       12.40        12.27
         Risk-based capital.............................    18.06        20.83       28.63       27.25        27.90
ASSET QUALITY RATIOS:
         Non-performing loans as a percent of gross
                  loans receivable (9)(10)..............     0.32         0.79        0.68        0.82         0.55
         Non-performing assets as a percent of
                  total assets (10).....................     0.30         0.71        0.53        0.63         0.40
         Allowance for loan losses as a percent of
                  gross loans receivable (9)............     0.11         0.11        0.13        0.13         0.14
         Allowance for loan losses as a percent of
                  non-performing loans (10).............    35.09        14.30       18.60       16.19        26.02

(1) The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), effective as of October 1, 1995. Prior to the adoption of SFAS No. 115, investment securities and mortgage-backed securities held for sale were carried at the lower of amortized cost or market value, as adjusted for amortization of premiums and accretion of discounts over the remaining terms of the securities from the dates of purchase.
(2) Loans receivable are shown net of loans in process, net deferred loan origination fees and the allowance for loan losses.
(3) Earnings per common share and cash dividends per common share are not applicable for years prior to the conversion on November 20, 1996.
(4) Asset Quality Ratios and Regulatory Capital Ratios are end of period ratios. With the exception of end of period ratios, all ratios are based on average monthly balances during the indicated periods and are annualized where appropriate.
(5) The average interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(6) The net interest margin represents net interest income as a percent of average interest-earning assets.
(7) The efficiency ratio represents non-interest expense as a percent of net interest income before provision for loan losses and non-interest income.
(8) For definitions and further information relating to the Bank's regulatory capital requirements, See "Regulation and Supervision--Federal Savings Institution Regulation--Capital Requirements."
(9)     Gross loans receivable are stated at unpaid principal balances.
(10) Non-performing assets consist of non-performing loans and real estate owned ("REO"). Non-performing loans consist of all loans 90 days or more past due and all other non-accrual loans. See "Lending Activities--Non-Performing Assets" and "--Real Estate Owned."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         AVERAGE BALANCE SHEETS. The following table sets forth certain information relating to the Company at September 30, 1999, and for the years ended September 30, 1999, 1998 and 1997. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances has caused any material differences in the information presented. Average balances of loans receivable include loans on which the Company has discontinued accruing interest. The yields and costs include amortized and deferred fees and costs which are considered adjustments to yields.

                                                                                    YEAR ENDED SEPTEMBER 30,
                                                                    --------------------------------------------------------------
                                              AT SEPTEMBER 30, 1999              1999                           1998
                                              --------------------- -------------------------------------------------------------
                                                                                         AVERAGE                        AVERAGE
                                                           YIELD/    AVERAGE              YIELD/   AVERAGE               YIELD/
                                               BALANCE      COST     BALANCE   INTEREST    COST    BALANCE    INTEREST    COST
                                              ----------- --------- ---------- --------- --------  ---------- --------- ---------
                                                                                                      (DOLLARS IN THOUSANDS)
ASSETS:
         Interest-earning assets:
                  Interest-earning deposits in
                     other banks ...............  $  847     5.25%     $  620      $ 50     8.06%    $ 2,427     $ 159     6.55%

                  Investment securities, net(1).   1,250      5.46      1,017        68      6.69        884        62      7.01

                  Loans receivable, net (2)..... 113,273      7.15    106,619     7,881      7.39     91,126     7,049      7.74
                  Mortgage-backed securities,
                     net(1) ....................   8,669      7.04     10,662       744      6.98     13,291     1,014      7.63
                                                --------     -----   --------     -----      ----   --------     -----     -----
                        Total interest-earning
                          assets ............... 124,039      7.11    118,918     8,743      7.35    107,728     8,284      7.69

         Non-interest-earning assets............   4,189                2,965                          2,646
                                                --------             --------                       --------
                        Total assets ...........$128,228             $121,883                       $110,374
                                                ========             ========                       ========

LIABILITIES AND EQUITY:
         Interest-bearing liabilities:
                  Passbook savings accounts.....   8,897      2.69      8,791       231      2.63    $ 8,147       232      2.85
                  Money market accounts.........   5,178      3.08      5,366       160      2.98      5,516       168      3.05
                  NOW accounts                     5,007      1.80      5,974        91      1.52      5,527        84      1.52
                  Certificate accounts..........  57,312      5.22     58,419     3,141      5.28     58,275     3,362      5.77
                  FHLB advances                   25,000      5.19     16,307       861      5.28      3,773       194      5.14
                                                --------     -----   --------     -----      ----   --------     -----     -----
                           Total
                             interest-bearing
                             liabilities ....... 101,394      4.71     94,857     4,484      4.73     81,238     4,040      4.97
                                                                                  -----                          -----
         Non-interest-bearing liabilities.......   1,346                1,097                          1,014
                                                --------             --------                       --------
                            Total liabilities .. 102,740               95,954                         82,252

         Equity ................................  25,488               25,929                         28,122
                                                --------             --------                       --------

                           Total liabilities
                             and equity ........$128,228             $121,883                       $110,374
                                                ========             ========                       ========

         Net interest income before provision
           for estimated loan losses............                                 $4,259                         $4,244
                                                                               ========                       ========

         Net interest rate spread(3)............                                            2.63%                          2.72%
                                                                                            ====                           ====
         Net interest margin(4) ................                                            3.58%                          3.94%
                                                                                            ====                           ====
         Ratio of interest-earning assets to
           interest-bearing liabilities ........  122.33%              125.37%                        132.61%
                                                ========             ========                       =========



                                                   YEAR ENDED SEPTEMBER 30,
                                                  ------------------------------
                                                               1997
                                                  ------------------------------
                                                                       AVERAGE
                                                   AVERAGE              YIELD/
                                                   BALANCE   INTEREST    COST
                                                  ---------- --------- ---------
                                                       (DOLLARS IN THOUSANDS)
ASSETS:
         Interest-earning assets:
                  Interest-earning deposits in
                     other banks ...............    $ 7,993     $ 452     5.65%

                  Investment securities, net(1).      2,975       242      8.13

                  Loans receivable, net (2).....     76,727     5,944      7.75
                  Mortgage-backed securities,
                     net(1) ....................     13,181     1,000      7.54
                                                   --------    ------     -----
                        Total interest-earning
                          assets ...............    100,876     7,638      7.57

         Non-interest-earning assets............      3,488
                                                   --------
                        Total assets ...........   $104,364
                                                   ========

LIABILITIES AND EQUITY:
         Interest-bearing liabilities:
                  Passbook savings accounts.....    $ 8,470     $ 237      2.80
                  Money market accounts.........      6,218       192      3.09
                  NOW accounts                        5,439        84      1.54
                  Certificate accounts..........     56,876     3,259      5.73
                  FHLB advances                          --        --        --
                                                   --------    ------     -----
                           Total
                             interest-bearing
                             liabilities .......     77,003     3,772      4.90
                                                               ------
         Non-interest-bearing liabilities.......        886
                                                   --------
                            Total liabilities ..     77,889

         Equity ................................     26,475
                                                   --------

                           Total liabilities
                             and equity ........   $104,364
                                                   ========

         Net interest income before provision
           for estimated loan losses............               $3,866
                                                             ========

         Net interest rate spread(3)............                          2.67%
                                                                          ====
         Net interest margin(4) ................                          3.83%
                                                                          ====
         Ratio of interest-earning assets to
           interest-bearing liabilities ........     131.00%
                                                   =========


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

                                                        YEAR ENDED SEPTEMBER 30, 1999       YEAR ENDED SEPTEMBER 30, 1998
                                                                 COMPARED TO                         COMPARED TO
                                                        YEAR ENDED SEPTEMBER 30, 1998       YEAR ENDED SEPTEMBER 30, 1997
                                                      ----------------------------------  ----------------------------------
                                                       INCREASE (DECREASE)                 INCREASE (DECREASE)
                                                              DUE TO                             DUE TO
                                                      -----------------------             ----------------------
                                                        VOLUME       RATE        NET       VOLUME       RATE        NET
                                                      ----------- ----------- ----------  ---------- ----------- -----------
                                                                                                   (IN THOUSANDS)
INTEREST-EARNING ASSETS:
         Interest-earning deposits in other banks ...     $(139)        $ 30     $(109)      $(355)         $62      $(293)
         Investment securities, net .................          9         (3)          6       (150)        (30)       (180)
         Loans receivable, net ......................      1,156       (324)        832       1,114         (9)       1,105
         Mortgage-backed securities, net ............      (189)        (81)      (270)           8           6          14
                                                         --------    --------    -------     -------      ------     -------
                  Total change in interest income ...        837       (378)        459         617          29         646
                                                         --------    --------    -------     -------      ------     -------

INTEREST-BEARING LIABILITIES:
         Passbook savings accounts ..................         18        (19)          1         (9)           4         (5)
         Money market accounts ......................        (5)         (3)        (8)        (21)         (3)        (24)
         NOW accounts ...............................          7          --          7           1         (1)           0
         Certificate accounts .......................          8       (229)      (221)          81          22         103
         FHLB advances ..............................        662           5        667         194          --         194
                                                         --------    --------    -------     -------      ------     -------
                  Total change in interest expense ..        690       (246)        444         245          23         268
                                                         --------    --------    -------     -------      ------     -------
Net change in net interest income ...................      $ 147      $(132)       $ 15       $ 372         $ 6       $ 378
                                                         ========    ========    =======     =======      ======     =======




                                                           YEAR ENDED SEPTEMBER 30, 1997
                                                                    COMPARED TO
                                                           YEAR ENDED SEPTEMBER 30, 1996
                                                         -----------------------------------
                                                          INCREASE (DECREASE)
                                                                 DUE TO
                                                         -----------------------
                                                           VOLUME       RATE        NET
                                                         ----------- ----------- -----------
                                                                    (IN THOUSANDS)
INTEREST-EARNING ASSETS:
         Interest-earning deposits in other banks ...         $ 252       $(27)       $ 225
         Investment securities, net .................           133          33         166
         Loans receivable, net ......................           682          34         716
         Mortgage-backed securities, net ............         (179)          13       (166)
                                                              ------      ------      ------

                  Total change in interest income ...           888          53         941
                                                              ------      ------      ------

INTEREST-BEARING LIABILITIES:
         Passbook savings accounts ..................           (2)        (11)        (13)
         Money market accounts ......................          (69)         (1)        (70)
         NOW accounts ...............................            15        (19)         (4)
         Certificate accounts .......................          (12)       (125)       (137)
         FHLB advances ..............................
                                                              ------      ------      ------
                  Total change in interest expense ..          (68)       (156)       (224)
                                                              ------      ------      ------
Net change in net interest income ...................         $ 956        $209      $1,165
                                                              ======      ======      ======

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

GENERAL

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

         The Company's net income is primarily dependent on its net interest income (the difference between interest income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities). Net income is also affected by provisions for loan losses, service charges, gains on sale of assets and other income, noninterest expense and income taxes. The Company's net income was $1,703,000 and $1,652,000 for the years ended September 30, 1999 and 1998.

INTEREST INCOME

         Interest income increased $459,000, or 5.2%, from $8.3 million for the year ended September 30, 1998 to $8.8 million for the year ended September 30, 1999. The increase in interest income resulted primarily from an increase in interest and fees on loans. Such increase was due to higher average loan balances related to the origination of new one- to four-family real estate loans. This increase was partially offset by a decrease in interest and dividends on securities and interest-bearing deposits. The decrease in these investments resulted from a decrease in the volume of securities and deposits in the current year as the majority of the proceeds from principal payments have been reinvested in higher yielding loans.

INTEREST EXPENSE

         Interest expense increased $444,000, or 11.0%, from $4.0 million for the year ended September 30, 1998 to $4.5 million for the year ended September 30, 1999. The increase in interest expense was primarily due to an increase in the volume of FHLB advances during 1999. The Company began using FHLB advances in fiscal 1998 to fund the Bank's loan growth. This increase was partially offset by a decrease in interest expense on deposits due to a lower cost of funds on certificates of deposit.

NET INTEREST INCOME

         Net interest income is the largest component of the Company's income and is affected by the interest rate environment and volume and composition of interest-earning assets and interest-bearing liabilities. Net interest income increased slightly by $15,000 to $4.3 million for the year ended September 30, 1999. The Bank's continued growth is reflected by an increase in average interest-earning assets. However, net interest income does not correspond to this growth as interest-bearing liabilities have repriced more quickly than their interest-earning assets. This trend is evidenced by the decrease in the net interest rate spread from 2.72% for the year ended September 30, 1998 to 2.63% for the year ended September 30, 1999.

         The Company remains liability sensitive, whereby its interest-bearing liabilities will generally reprice more quickly than its interest-earning assets. Therefore, the Company's net interest margin will generally increase in periods of falling interest rates in the market and will decrease in periods of increasing interest rates. Accordingly, in a rising interest rate environment, the Company may need to increase rates to attract and retain deposits. Due to the negative gap position, the rise in interest rates may not have such an immediate impact on interest-earning assets. This lag could negatively affect net income.

PROVISION FOR LOAN LOSSES

         Provisions for loan losses totaled $30,000 for the year ended September 30, 1999 compared to $12,000 for the year ended September 30, 1998. The provision for loan losses is based on management's assessment of risk factors affecting the allowance for loan losses. The allowance for loan losses was approximately .11% and .12% of total loans as of September 30, 1999 and 1998. Management believes the allowance for loan loss is adequate to absorb probable losses; however, future additions to the allowance may be necessary based on changes in economic conditions.

NON-INTEREST INCOME

         Non-interest income totaled $434,000 for the year ended September 30, 1999 as compared to $432,000 for the year ended September 30, 1998. Non-interest income increased slightly due to a gain recognized on the sale of real estate owned, partially offset by a decrease in other income.

NON-INTEREST EXPENSE

         Non-interest expense increased $96,000, or 5.0% , from $1.9 million for the year ended September 30, 1998 to $2.0 million for the year ended September 30, 1999. The increase was primarily due to an increase in compensation and benefits and data processing services, partially offset by a decrease in franchise taxes. The increase in salary and benefits was due to annual merit raises and additional RRP expense recognize from an increase in stock prices. The decrease in franchise taxes for fiscal 1999 resulted from a decrease in equity of the Company due to the stock repurchase.

INCOME TAXES

         The change in income tax expense is primarily attributable to the change in net income before income taxes. Income tax expense totaled $937,000, or an effective rate of 35.5% for the year ended September 30, 1999, compared to $1,085,000, or an effective rate of 39.6% for the year ended September 30, 1998.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

GENERAL

         Net earnings for the year ended September 30, 1998 were $1,652,000, and increase of $126,000, or 8.3%, from $1,526,000 for the year ended September 30, 1997. The increase in net earnings between the two years resulted from a $378,000 increase in net interest income and a $203,000 increase in other income which were partially offset by increases of $57,000 and $399,000 in other expenses and tax expense, respectively.

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

INTEREST EXPENSE

         Interest expense increased $268,000, or 7.1%, from $3.8 million for the year ended September 30, 1997 to $4.0 million for the year ended September 30, 1998. The increase in interest expense was due primarily to a $4.2 million increase in the average balance of interest-bearing liabilities. The increase in average balances was primarily from an increase in the use of Federal Home Loan Bank Advances as an alternative funding source and to a lesser extent an increase in the average balance of certificates of deposits. While the increase in interest expense was primarily volume related, interest expense also increased due to an increase in rates paid on interest-bearing liabilities, primarily certificates of deposit.

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

PROVISION FOR LOAN LOSSES

         The Bank made a $12,000 provision for loan losses during both the year ended September 30, 1998 and 1997. The amount of the Bank's provision for loan losses is based upon management's periodic analysis of the adequacy of the allowance for loan losses. The Bank has historically experienced very low levels of loan losses and had no charge-offs during 1998 or 1997.

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

NON-INTEREST EXPENSE

         Non-interest expense increased by $57,000, or 3.0%, from $1.87 million for the year ended September 30, 1997 to $1.93 million for the year ended September 30, 1998. The increase was primarily due to a $62,000 increase in franchise tax expense resulting from the increased equity of the company and bank subsidiary and a $54,000 increase in data processing expense. The decrease in compensation and benefits is due to the higher ESOP expense in 1997 because of the additional ESOP contribution in fiscal 1997. The decrease in ESOP expense was partially offset by an increase in salary expense from annual merit increases and an increase in RRP expense due to the full year impact of the RRP plan.

INCOME TAXES

         The Company's income tax expense increased from $686,000 for the year ended September 30, 1997 to $1,085,000 for the year ended September 30, 1998. The increase in income tax expense between the two fiscal years resulted primarily from an increase in income before taxes.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

GENERAL

         The Company's assets totaled $128.2 million at September 30, 1999, an increase of $12.3 million, or 10.6%, from $115.9 million at September 30, 1998. The growth in assets was primarily in loans, partly offset by a decrease in securities. Such loan growth was funded by borrowed funds and the decrease in securities.

SECURITIES

         Total securities decreased $4.9 million from $13.6 million at September 30, 1998, to $8.7 million at September 30, 1999. The decrease was due to maturities and principal payments being reinvested in higher yielding loans.

LOANS

         Net loans increased $14.8 million, or 15.0%, from $98.5 million at September 30, 1998 to $113.3 million at September 30, 1999. The growth in loans was primarily in one- to four-family real estate loans, which increased $11.9 million, or 13.6%, during the period. Much of the growth occurred during the first two quarters of 1999 resulting from customers refinancing their higher rate loans during a lower interest rate period. As interest rates have increased since March 31, 1999, growth has slowed. Changes in other types of loans were not significant.

DEPOSITS

         Total deposits decreased $2.2 million, or 2.8%, from $79.1 million at September 30, 1998 to $76.8 million at September 30, 1999. The decrease primarily resulted from a decrease in certificates of deposit of $2.4 million.

BORROWINGS

         Borrowings from the FHLB totaled $25.0 million at September 30, 1999, an increase of $0.6 million from September 30, 1998. Management has increased its use of FHLB advances as an alternative source of funds in order to continue to meet loan demand and greater leverage the capital of the Company.

EQUITY

         Shareholders' equity totaled $25.5 million at September 30, 1999, a decrease of $0.6 million from $26.1 million at September 30, 1998. Equity as a percentage of assets decreased from 22.5% at September 30, 1998 to 19.9% at September 30, 1999. The decrease was primarily the result of the overall growth of the Company and the purchase of 117,799 shares of its common stock on the secondary market.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from the maturation of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company's bank subsidiary maintains a liquidity ratio above the regulatory requirement. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4%. The Bank's average regulatory liquidity ratios were 12.2% and 16.2%, for the years ended September 30, 1999 and 1998, respectively. The Bank's regulatory liquidity ratio increased immediately after the consummation of the Conversion because the bulk of the net conversion proceeds was initially invested in short-term investment securities and subsequently decreased as the proceeds were used to fund loan growth.

         The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows provided by operating activities were $2.0 million, $1.9 million and $1.6 million for the years ended September 30, 1999, 1998 and 1997, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of investments and mortgage-backed securities, offset by principal collections on loans and proceeds from maturation of investments and paydowns on mortgage-backed securities. Net cash from financing activities consisted primarily of activity in deposit accounts, increases in FHLB advances, cash dividends paid and treasury stock transactions. The net decrease in deposits was

$2.2 million for the fiscal year ended September 30, 1999, while there was a net increase in deposits of $1.7 million for the fiscal year ended September 30, 1998 and a net decrease in deposits of $2.5 million for the fiscal year ended September 30, 1997.

         At September 30, 1999, the Company's bank subsidiary exceeded all of its regulatory capital requirements with a tangible capital level of $12.3 million, or 9.6%, of adjusted total assets, which is above the required level of $1.9 million, or 1.5%; core capital of $12.3 million, or 9.6%, of adjusted total assets, which is above the required level of $3.8 million, or 3.0%; and risk-based capital of $12.4 million, or 18.0%, of risk-weighted assets, which is above the required level of $5.5 million, or 8.0%.

         The Bank's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At September 30, 1999, cash and short-term investments totaled $3.7 million. The Bank has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans. The Bank may also utilize FHLB advances or the sale of securities available for sale as a source of funds. At September 30, 1999, the Bank had $25.0 million of advances outstanding from the FHLB and $1.9 million of mortgage-backed securities available for sale.

         At September 30, 1999, the Bank had outstanding commitments to originate mortgage loans of $2.9 million compared to $5.1 million at September 30, 1998. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts which are scheduled to mature in less than one year from September 30, 1999 totaled $40.7 million. The Bank expects that a substantial portion of the maturing certificate accounts will be retained by the Bank at maturity. However, if a substantial portion of these deposits are not retained, the Bank may utilize Federal Home Loan Bank advances, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

IMPACT OF NEW ACCOUNTING STANDARDS

         Recent pronouncements by the Financial Accounting Standards Board ("FASB") will have an impact on financial statement issued in subsequent periods. Set forth below are summaries of such pronouncements.

         SFAS No. 125, "ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES," was issued in 1996. It revises the accounting for transfers of financial assets, such as loans and securities, and for distinguishing between sales and secured borrowings. SFAS No. 125 was originally effective for some transactions occurring after December 31, 1996, and was effective for other in 1998. SFAS No. 127, "DEFERRAL OF THE EFFECTIVE DATE OF CERTAIN PROVISIONS OF FASB STATEMENT NO. 125," which was issued in December 1996, defers for one year the effective date of provisions relating to securities lending, repurchase agreements and other similar transactions. The impact of partial adoption in 1997 was not material to the 1997 financial statements and the impact of the complete adoption in 1998 was not material to the 1998 financial statements.

         In June 1997, the FASB issued SFAS No. 130, "REPORTING COMPREHENSIVE INCOME." This Statement establishes standards for reporting and displaying of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Income tax effects must also be shown. This Statement was effective for fiscal years beginning after December 15, 1997 and was adopted by the Company during the fiscal year ended September 30, 1999.

         In June 1997, the FASB issued SFAS No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement was effective for financial statements for periods beginning after December 15, 1997. The Company has determined that no additional disclosures are required under this Statement.

         In June 1998, the FASB issued SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." SFAS No. 133 addresses the accounting for derivative instruments and certain derivative instruments embedded in other contracts, and hedging activities. The statement standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. This statement is effective for all fiscal years beginning after June 15, 2000.

YEAR 2000

         The Year 2000 issue is the result of many computer programs being written using two digits rather than four to define an applicable year. The Company's hardware, data-driven automated equipment, or computer programs that have date sensitive software, may recognize a date using "00"as the year 1900 rather than the Year 2000. This faulty recognition could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities.

         The Company has conducted a comprehensive review of all of its information technology and noninformation technology systems to identify potential Year 2000 problems and in the process has identified mission critical applications. An application, system or vendor is considered mission critical if it is vital to the successful continuance of core business activity or is an application that interfaces with a mission critical system. The Company evaluated its Year 2000 preparedness based on the guidelines issued by the Federal Financial Institutions Examination Council (FFIEC) outline. The following five phases were identified by the FFIEC: Awareness, Assessment, Renovation, Validation and Implementation. All of these phases had been completed as of June 30, 1999. Year 2000 compliance testing for the Company's primary outsourced information systems application was completed during August 1998. Based on this testing, management believes that this system is Year 2000 ready. However, management believes it is not possible to predict potential complications as a result of Year 2000 issues nor estimate the potential lost revenue.

         The Company has developed and approved their contingency plan. Pursuant to the contingency plan a paper copy of all information for all mission critical operations will be made prior to December 31, 1999. Paper copies will be made at two different times to insure that any Year 2000 related problems that arise do not interfere with the production or accuracy of the information. This paper accounting will allow the Company to manually post any transactions made to a customer's account during any, "down" time. Mission critical operations are defined as savings deposit and withdrawals, loan payments, cash ordering with the Federal Reserve Bank, and maintaining our settlement account. The back up plan was successfully tested in September, 1999. The company currently has spent over $65,000 related to Year 2000 issues. At this time, management does not believe that there will be a significant negative impact to earnings due to this issue. The Year 2000 problem could have a material impact on the operation of the Company if not properly addressed, but management anticipates that the issues or problems arising from or related to the Year 2000 will be resolved and thus will not have a significant impact on the Company's delivery of products and services, or its core operations. The Bank continues to work on informing their customers of the Bank's preparedness. An awareness campaign was held in the months of July and October re-affirming the Bank is prepared for the Year 2000. In addition, the Bank intends to maintain additional cash reserves during the latter part of 1999 to meet any increased customer needs.

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

         NET PORTFOLIO VALUE. The Bank's interest rate sensitivity is monitored by management through the use of a model which estimates the change in net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. An NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV Ratio, in basis points, caused by a 200 basis point (one basis point equals 0.01%) increase or decrease in rates, whichever produces a larger decline. The higher an institution's Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The Bank utilizes a market value model prepared by the OTS (the "OTS NPV model"), which is prepared quarterly, based on the Bank's quarterly Thrift Financial Reports filed with the OTS. The OTS NPV model measures the Bank's interest rate risk by approximating the Bank's NPV under various market interest rate scenarios which range from a 300 basis point increase to a 300 basis point decrease in market interest rates.

         The following table shows the NPV and projected change in the NPV of the Bank at September 30, 1999 assuming an instantaneous and sustained change in market interest rates of 100, 200 and 300 basis points, as calculated by the OTS. The table indicates that the structure of the Bank's assets and liabilities would result in a decline in the Bank's NPV in a rising rate environment. Specifically, the table indicates that, at September 30, 1999, the Bank's NPV was $15.1 million (or 11.6% of the market value of portfolio assets) and that, based upon the assumptions utilized, an immediate increase in market interest rates of 200 basis points would result in a $5.8 million or 38% decline in the Bank's NPV and would result in a 399 basis point or 34.4% decline in the Bank's NPV ratio to 7.6%.


1999                                            NET PORTFOLIO VALUE                      NPV AS % OF PORTFOLIO
                                                                                            VALUE OF ASSETS
                                        ------------------------------------         -------------------------------
                                              (DOLLARS IN THOUSANDS)
  CHANGE             $ AMOUNT             $ CHANGE              % CHANGE                NPV             % CHANGE
 IN RATES                                                                              RATIO
------------       --------------       --------------        --------------         -----------     ---------------
   300 bp                 $6,310             $(8,768)                 (58)%               5.34%               54.1%
   200 bp                  9,328              (5,750)                  (38)                7.64                34.4
   100 bp                 12,349              (2,730)                  (18)                9.81                15.7
  Static                  15,079                                                          11.64
 (100) bp                 16,934                1,856                    12               12.79                 9.9
 (200) bp                 17,829                2,750                    18               13.28                14.1
 (300) bp                 18,475                3,396                    23               13.59                16.8


1998                                            NET PORTFOLIO VALUE                      NPV AS % OF PORTFOLIO
                                                                                            VALUE OF ASSETS
                                        ------------------------------------         -------------------------------
                                              (DOLLARS IN THOUSANDS)
  CHANGE             $ AMOUNT             $ CHANGE              % CHANGE                NPV             % CHANGE
 IN RATES                                                                              RATIO
------------       --------------       --------------        --------------         -----------     ---------------

   300 bp                 $7,907             $(7,404)                 (48)%               7.13%               44.3%
   200 bp                 10,805              (4,506)                  (29)                9.46                26.2
   100 bp                 13,405              (1,906)                  (12)               11.43                10.8
  Static                  15,311                                                          12.81
 (100) bp                 16,271                  959                     6               13.46                 5.1
 (200) bp                 17,205                1,894                    12               14.08                 9.9
 (300) bp                 18,547                3,235                    21               14.97                16.9


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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                          DELPHOS CITIZENS BANCORP, INC.

                                                   Delphos, Ohio

                                         CONSOLIDATED FINANCIAL STATEMENTS
                                         September 30, 1999, 1998 and 1997





                                                     CONTENTS




REPORT OF INDEPENDENT AUDITORS..............................................................................     43


FINANCIAL STATEMENTS

     Consolidated Statements of Financial Condition.........................................................     44

     Consolidated Statements of Income......................................................................     45

     Consolidated Statements of Comprehensive Income........................................................     46

     Consolidated Statements of Shareholders' Equity........................................................     47

     Consolidated Statements of Cash Flows..................................................................     51

     Notes to Consolidated Financial Statements.............................................................     54

--------------------------------------------------------------------------------

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors
Delphos Citizens Bancorp, Inc.
Delphos, Ohio


We have audited the accompanying consolidated statements of financial condition of Delphos Citizens Bancorp, Inc. as of September 30, 1999 and 1998, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Delphos Citizens Bancorp, Inc. as of September 30, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles.



                                                /s/Crowe, Chizek and Company LLP
                                                Crowe, Chizek and Company LLP

Columbus, Ohio
October 29, 1999

--------------------------------------------------------------------------------

                         DELPHOS CITIZENS BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           September 30, 1999 and 1998

-------------------------------------------------------------------------------------------------------------------


                                                                                     1999                1998
                                                                                     ----                ----
ASSETS
     Cash and amounts due from depository institutions                          $     2,853,171    $      1,193,373
     Interest-bearing deposits in other financial institutions                          847,106             424,953
                                                                                ---------------    ----------------
         Total cash and cash equivalents                                              3,700,277           1,618,326
     Securities available for sale                                                    1,864,283           4,600,317
     Securities held to maturity (Estimated fair value
       of $6,932,862 in 1999 and $9,368,774 in 1998)                                  6,804,708           9,004,455
     Federal Home Loan Bank stock                                                     1,250,000             921,600
     Loans, net                                                                     113,272,857          98,485,733
     Premises and equipment, net                                                        662,283             656,229
     Accrued interest receivable                                                        573,048             505,510
     Other assets                                                                       100,110             108,615
                                                                                ---------------    ----------------

         Total assets                                                           $   128,227,566    $    115,900,785
                                                                                ===============    ================

LIABILITIES
     Deposits
         Demand and NOW accounts                                                $     5,452,072    $      5,454,642
         Money market accounts                                                        5,177,858           5,329,269
         Savings and club                                                             8,898,411           8,552,628
         Certificates of deposit                                                     57,312,249          59,737,852
                                                                                ---------------    ----------------
              Total deposits                                                         76,840,590          79,074,391
     Federal Home Loan Bank advances                                                 25,000,000          10,000,000
     Escrow accounts                                                                    306,750             266,287
     Accrued interest payable                                                            52,734              38,682
     Other liabilities                                                                  540,085             461,527
                                                                                ---------------    ----------------
         Total liabilities                                                          102,740,159          89,840,887

SHAREHOLDERS' EQUITY
     Preferred Stock, no par value, 1,000,000 shares authorized, none outstanding
     Common stock, $.01 par value, 4,000,000 shares authorized,
       2,047,631 shares issued                                                           20,476              20,476
     Additional paid-in capital                                                      20,055,178          19,968,236
     Retained earnings                                                               15,458,050          14,166,061
     Treasury stock, at cost 409,439  shares in 1999
       and 291,640 shares in 1998                                                    (7,746,503)         (5,637,646)
     Unearned employee stock ownership plan shares                                   (1,271,197)         (1,367,136)
     Unearned recognition and retention plan shares                                    (995,176)         (1,087,120)
     Accumulated other comprehensive income                                             (33,421)             (2,973)
                                                                                ---------------    ----------------
         Total shareholders' equity                                                  25,487,407          26,059,898
                                                                                ---------------    ----------------

              Total liabilities and shareholders' equity                        $   128,227,566    $    115,900,785
                                                                                ===============    ================

--------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                         DELPHOS CITIZENS BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  Years ended September 30, 1999, 1998 and 1997

-------------------------------------------------------------------------------------------------------------------


                                                                     1999              1998               1997
                                                                     ----              ----               ----
INTEREST INCOME
     Loans, including fees                                     $    7,880,950     $    7,048,979    $     5,943,627
     Securities                                                       744,504          1,013,701          1,185,434
     FHLB stock dividends                                              68,230             62,495             56,309
     Interest-bearing deposits                                         49,676            158,662            452,155
                                                               --------------     --------------    ---------------
                                                                    8,743,360          8,283,837          7,637,525

INTEREST EXPENSE
     Deposits                                                       3,622,880          3,846,120         3,771,889
     FHLB advances                                                    861,185            194,214
                                                               --------------     --------------    ---------------
                                                                    4,484,065          4,040,334          3,771,889
                                                               --------------     --------------    ---------------

NET INTEREST INCOME                                                 4,259,295          4,243,503          3,865,636

Provision for loan losses                                              30,000             12,000             12,000
                                                               --------------     --------------    ---------------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                         4,229,295          4,231,503          3,853,636
                                                               --------------     --------------    ---------------

NON-INTEREST INCOME
     Service charges and other fees                                   379,050            381,092            186,162
     Gain on sale of real estate owned                                  8,532                 --                 --
     Other income                                                      46,360             51,004             42,591
                                                               --------------     --------------    ---------------
                                                                      433,942            432,096            228,753

NON-INTEREST EXPENSE
     Compensation and benefits                                        981,175            938,888            953,502
     Occupancy expense                                                110,887             91,713             87,077
     Data processing services                                         208,267            175,430            120,668
     State franchise taxes                                            214,284            236,907            174,849
     Federal deposit insurance premiums                                52,510             52,005             74,379
     Other expenses                                                   456,823            431,847            459,741
                                                               --------------     --------------    ---------------
                                                                    2,023,946          1,926,790          1,870,216
                                                               --------------     --------------    ---------------

INCOME BEFORE INCOME TAX                                            2,639,291          2,736,809          2,212,173

Income tax expense                                                    936,700          1,084,678            686,150
                                                               --------------     --------------    ---------------

NET INCOME                                                     $    1,702,591     $    1,652,131    $     1,526,023
                                                               ==============     ==============    ===============

Earnings per common share
         Basic                                                 $         1.14     $          .97    $           .75
         Diluted                                               $         1.12     $          .95                .75

--------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                         DELPHOS CITIZENS BANCORP, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 Years ended September 30, 1999, 1998 and 1997

-------------------------------------------------------------------------------------------------------------------


                                                                   1999               1998                1997
                                                                   ----               ----                ----
NET INCOME                                                   $    1,702,591           1,652,131     $     1,526,023

Other comprehensive income
     Unrealized holding gains (losses) on
       available for sale securities
       arising during the period                                    (46,134)             (4,730)             27,098
     Tax effect                                                      15,686               1,608              (9,213)
                                                             --------------      --------------     ---------------
         Other comprehensive income, net of tax                     (30,448)             (3,122)             17,885
                                                             --------------      --------------     ---------------

COMPREHENSIVE INCOME                                         $    1,672,143      $    1,649,009     $     1,543,908
                                                             ==============      ==============     ===============

--------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                         DELPHOS CITIZENS BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 Years ended September 30, 1999, 1998 and 1997

-------------------------------------------------------------------------------------------------------------------

                                              Additional                                   Unearned       Unearned
                                    Common      Paid-in     Retained      Treasury           ESOP            RRP
                                     Stock      Capital     Earnings        Stock           Shares         Shares
                                     -----      -------     --------        -----           ------         ------
Balance at October 1, 1996         $    --   $       --    $11,443,182   $       --     $         --      $         --

Net income for the year
  ended September 30, 1997                                   1,526,023

Proceeds from sale of stock,
  net of issuance costs             20,476    19,783,352

Shares purchased under
  employee stock ownership plan                                                             (1,630,970)

Commitment to release employee
  stock ownership plan shares                     71,355                                       167,894

Shares purchased under
  recognition and retention plan                                                                           (1,270,735)

Shares earned under
  recognition and retention plan                                                                               84,716

Purchase 87,936 shares
  of treasury stock at cost                                               (1,479,065)

Change in other
  comprehensive income
                                   -------   -----------   -----------   -----------    --------------    -----------

Balance at September 30, 1997      $20,476   $19,854,707   $12,969,205   $(1,479,065)   $   (1,463,076)   $(1,186,019)
                                   =======   ===========   ===========   ===========    ==============    ===========



------------------------------------------------------------
                                     Accumulated
                                        Other
                                    Comprehensive
                                       Income        Total
                                       ------        -----
Balance at October 1, 1996           $(17,736)  $ 11,425,446

Net income for the year
  ended September 30, 1997                         1,526,023

Proceeds from sale of stock,
  net of issuance costs                           19,803,828

Shares purchased under
  employee stock ownership plan                   (1,630,970)

Commitment to release employee
  stock ownership plan shares                        239,249

Shares purchased under
  recognition and retention plan                  (1,270,735)

Shares earned under
  recognition and retention plan                      84,716

Purchase 87,936 shares
  of treasury stock at cost                       (1,479,065)

Change in other
  comprehensive income                 17,885         17,885
                                     --------   ------------

Balance at September 30, 1997        $    149   $ 28,716,377
                                     ========   ============

--------------------------------------------------------------------------------
                                   (Continued)

                         DELPHOS CITIZENS BANCORP, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Continued)
                 Years ended September 30, 1999, 1998 and 1997

------------------------------------------------------------------------------------------------------------------------------------
                                                    Additional                                          Unearned       Unearned
                                        Common        Paid-in         Retained         Treasury           ESOP            RRP
                                         Stock        Capital         Earnings           Stock           Shares         Shares
                                         -----        -------         --------           -----           ------         ------

Balance at September 30, 1997         $  20,476    $  19,854,707   $  12,969,205    $  (1,479,065)  $  (1,463,076)    $ (1,186,019)

Net income for the year
  ended September 30, 1998                                             1,652,131

Cash dividends - $.24 per share                                         (455,275)

Commitment to release employee
  stock ownership plan shares                             95,041                                           95,940

Shares purchased under
  recognition and retention plan                                                                                           (30,357)

Shares earned under
  recognition and retention plan                          18,488                                                           129,256

Purchase 203,704 shares
  of treasury stock at cost                                                            (4,158,581)

Change in other
  comprehensive income
                                      ---------    -------------   -------------    -------------   -------------    -------------

Balance at September 30, 1998         $  20,476    $  19,968,236   $  14,166,061    $  (5,637,646)  $  (1,367,136)     $(1,087,120)
                                      =========    =============   =============    =============   =============    =============


                                      --------------------------------
                                           Other
                                       Comprehensive
                                          Income           Total
                                          ------           -----

Balance at September 30, 1997          $       149     $  28,716,377

Net income for the year
  ended September 30, 1998                                 1,652,131

Cash dividends - $.24 per share                             (455,275)

Commitment to release employee
  stock ownership plan shares                                190,981

Shares purchased under
  recognition and retention plan                             (30,357)

Shares earned under
  recognition and retention plan                             147,744

Purchase 203,704 shares
  of treasury stock at cost                               (4,158,581)

Change in other
  comprehensive income                      (3,122)           (3,122)
                                       -----------   ---------------

Balance at September 30, 1998          $    (2,973)    $   26,059,89
                                       ============  ===============

--------------------------------------------------------------------------------
                                   (Continued)

                         DELPHOS CITIZENS BANCORP, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Continued)
                 Years ended September 30, 1999, 1998 and 1997

-----------------------------------------------------------------------------------------------------------------------------------

                                                    Additional                                          Unearned       Unearned
                                        Common        Paid-in         Retained         Treasury           ESOP            RRP
                                         Stock        Capital         Earnings           Stock           Shares         Shares
                                         -----        -------         --------           -----           ------         ------
Balance at September 30, 1998         $  20,476    $  19,968,236   $  14,166,061    $  (5,637,646)  $  (1,367,136)   $ (1,087,120)

Net income for the year
  ended September 30, 1998                                             1,702,591

Cash dividends - $.24 per share                                         (410,602)

Commitment to release employee
  stock ownership plan shares                             73,453                                           95,939

Shares purchased under
  recognition and retention plan                                                                                          (43,488)

Shares earned under
  recognition and retention plan                          13,489                                                          135,432

Purchase 117,799 shares
  of treasury stock at cost                                                            (2,108,857)

Change in other
  comprehensive income
                                      ---------    -------------   -------------    -------------   -------------    -------------

Balance at September 30, 1998         $  20,476    $  20,055,178   $  15,458,050    $  (7,746,503)  $  (1,271,197)   $   (995,176)
                                      =========    =============   =============    =============   =============    =============



                                      -----------------------------
                                         Accumulated
                                            Other
                                        Comprehensive
                                           Income           Total
                                           ------           -----
Balance at September 30, 1998          $      (2,973)  $  26,059,898

Net income for the year
  ended September 30, 1998                                 1,702,591

Cash dividends - $.24 per share                             (410,602)

Commitment to release employee
  stock ownership plan shares                                169,392

Shares purchased under
  recognition and retention plan                             (43,488)

Shares earned under
  recognition and retention plan                             148,921

Purchase 117,799 shares
  of treasury stock at cost                               (2,108,857)

Change in other
  comprehensive income                       (30,448)        (30,448)
                                       ------------      -----------

Balance at September 30, 1998          $     (33,421)    $25,487,407
                                        ============     ===========

--------------------------------------------------------------------------------
                                   (Continued)

                         DELPHOS CITIZENS BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended September 30, 1999, 1998 and 1997

-------------------------------------------------------------------------------------------------------------------
                                                                              Years Ended September 30,
                                                                   1999               1998                1997
                                                            ---------------     ---------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                             $     1,702,591     $     1,652,131      $    1,526,023
     Adjustments to reconcile net income to
       net cash provided by operating activities:
         Amortization of deferred loan
           origination fees and costs                               (16,319)            (20,042)             17,800
         Amortization of premiums and
           accretion of discounts, net                              (14,310)            (23,649)            (30,820)
         Provision for loan losses                                   30,000              12,000              12,000
         Depreciation                                                53,048              39,292              49,298
         Gain on sale of real estate owned                           (8,532)                 --                  --
         Federal Home Loan Bank stock dividends                     (68,000)            (46,900)            (56,100)
         Compensation expense on ESOP shares                        169,392             190,981             239,249
         Compensation expense on RRP shares                         135,432             129,256              84,716
         Deferred tax expense (benefit)                             (20,936)             22,339             126,133
         Net change in accrued interest receivable
           and other assets                                         (59,033)           (100,856)             62,970
         Net change in accrued interest payable
           and other liabilities                                    142,721              31,297            (438,101)
                                                            ---------------     ---------------    ----------------
              Net cash from operating activities                  2,046,054           1,881,998           1,593,168
                                                            ---------------     ---------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale
         Purchases                                                       --          (4,698,308)                 --
         Proceeds from principal payments                         2,688,402             831,779              65,345
     Securities held to maturity
         Purchases                                                       --                  --          (4,985,938)
         Proceeds from maturities
           and principal payments                                 2,215,555           7,383,372           2,590,730
     Purchases of Federal Home Loan Bank stock                     (260,400)            (40,900)                 --
     Net increase in loans                                      (14,847,272)        (14,192,653)        (13,527,987)
     Proceeds from sale of real estate owned                         54,999                  --                  --
     Premises and equipment expenditures                            (59,102)            (34,818)            (25,247)
                                                            ---------------     ---------------    ----------------
         Net cash from investing activities                     (10,207,818)        (10,751,528)        (15,883,097)
                                                            ---------------     ---------------    ----------------


--------------------------------------------------------------------------------
                                   (Continued)

                         DELPHOS CITIZENS BANCORP, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 Years ended September 30, 1999, 1998 and 1997

-------------------------------------------------------------------------------------------------------------------

                                                                          Years Ended September 30,
                                                                 1999                1998                1997
                                                            ---------------     ---------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                 $    (2,233,801)    $     1,701,422    $     (2,457,866)
     Net change in escrow accounts                                   40,463              30,197              29,910
     Advances from FHLB                                          23,000,000          10,000,000           1,000,000
     Principal payment on FHLB advances                          (8,000,000)         (1,000,000)                 --
     Net proceeds from sale of stock                                     --                  --          18,172,858
     RRP shares purchased                                           (43,488)            (30,357)         (1,270,735)
     Cash dividends paid                                           (410,602)           (455,275)                 --
     Purchase of treasury stock                                  (2,108,857)         (4,158,581)         (1,479,065)
                                                            ---------------     ---------------    ----------------
         Net cash from financing activities                      10,243,715           6,087,406          13,995,102
                                                            ---------------     ---------------    ----------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                           2,081,951          (2,782,124)           (294,827)

Cash and cash equivalents at beginning
  of year                                                         1,618,326           4,400,450           4,695,277
                                                            ---------------     ---------------    ----------------


CASH AND CASH EQUIVALENTS AT END OF YEAR                    $     3,700,277     $     1,618,326    $      4,400,450
                                                            ===============     ===============    ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the year for
         Interest                                           $     4,470,013     $     4,034,845    $      3,773,787
         Income taxes                                               936,702             890,000             502,000
     Noncash activities
         Transfers of loans to real estate owned                     46,467                  --                  --

--------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1999, 1998 and 1997

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of Delphos Citizens Bancorp, Inc. (Company) and its wholly owned subsidiary Citizens Bank of Delphos (Bank). All significant intercompany balances and transactions have been eliminated.

Nature of Operations: The Company is engaged in the business of banking with operations conducted through its office located in Delphos, Ohio. The Company originates and holds primarily residential and consumer loans to customers throughout the Allen and Van Wert County area in Northwest Ohio, which generates the majority of the Company's income. The Company's primary deposit products are interest-bearing checking accounts and certificates of deposit. There are no branch operations.

Business Segments: While the Company's chief decision-makers monitor the revenue streams of the Company's various products and services, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of the Company's banking operations are considered by management to be aggregated in one reportable segment.

Use of Estimates: To prepare financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, fair values of financial instruments and status of contingencies are particularly subject to change.

Cash and Cash Equivalents: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, deposits with financial institutions and overnight deposits. Net cash flows are reported for loan and deposit transactions.

Securities: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income. Trading securities are carried at fair value, with changes in unrealized holding gains and losses included in income. Other securities such as Federal Home Loan Bank stock is carried at cost.

Interest income includes amortization of purchase premiums and discounts. Gains and losses are based on the amortized cost of the security sold. Securities are written down to fair value when a decline in fair value is not temporary.

Loans: Loans are reported principal balances outstanding, net of deferred loan fees, loans in process and costs and an allowance for loan losses.

Interest income is reported on the interest method and includes the amortization of net deferred loan fees and costs over the loan term. Interest income is not reported when full loan repayment is in doubt, typically when payments are past due over 90 days (180 days for residential mortgages). Payments received on such loans are reported as principal reductions.


--------------------------------------------------------------------------------

                                   (Continued)
                                       53

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1999, 1998 and 1997

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for loan losses: The allowance for losses on loans is a valuation allowance for probable credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required based on past loan loss experience, known and inherent risks in the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off.

Loan impairment is reported when full payment under the loan terms is not expected. The carrying values of impaired loans are reduced to the present value of expected future cash flows, or to the fair value of collateral if the loan is collateral dependent, by allocating a portion of the allowance for loan losses to such loans. If these allocations cause the allowance for loan losses to require an increase, such increase is reported as part of the provision for loan losses.

Loan impairment is evaluated in total for smaller-balance loans of similar nature such as residential first mortgage loans secured by 1-4 family residences, residential construction loans, home equity and other consumer loans. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when the internal grading system indicates a doubtful classification. The carrying values of impaired loans are periodically adjusted to reflect cash payments, revised estimates of future cash flows and increases in the present value of expected cash flows due to the passage of time. Cash payments representing interest income are reported as such. Other cash payments are reported as reductions in carrying value, while increases or decreases due to changes in future payments and due to the passage of time are reported as part of the provision for loan losses.

Real Estate Owned: Real estate acquired through or in lieu of loan foreclosure is recorded at the lower of cost or fair value, less estimated costs to sell. Any reduction in fair value is reflected in a valuation allowance account established by a charge to income. Costs incurred to carry the real estate are charged to expense.

Premises and Equipment: Premises and equipment are carried at cost less accumulated depreciation. Depreciation expense is calculated using straight line and accelerated methods over the estimated useful lives of the assets. Maintenance and repairs are charged to expense as incurred and improvements are capitalized.

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

--------------------------------------------------------------------------------

                                   (Continued)
                                       54

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1999, 1998 and 1997

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Common Share: Basic earnings per share ("EPS") is based on net income divided by the weighted average number of shares outstanding during the period. Unreleased Employee Stock Ownership Plan ("ESOP") shares are not considered to be outstanding shares for the purpose of determining the weighted average number of shares used in the earnings per common share calculations. Recognition and Retention Plan ("RRP") shares are considered outstanding as they become vested. Diluted EPS includes the dilutive effect of stock options granted and nonvested RRP shares using the treasury stock method.

The weighted average number of common shares outstanding for basic and diluted earnings per share computations were as follows:

                                                                              1999           1998           1997
                                                                              ----           ----           ----
NUMERATOR:
     Net income                                                         $  1,702,591   $  1,652,131    $  1,406,783

DENOMINATOR:
     Weighted-average common shares outstanding (Basic)                    1,499,868      1,710,894       1,873,242
     Effect of stock options                                                  14,354         29,448              --
     Effect of unearned RRP shares                                             5,190             --              --
                                                                        ------------   ------------    ------------
      Weighted-average common shares outstanding (Diluted)                 1,519,412      1,740,342       1,873,242
                                                                        ============   ============    ============

Basic and diluted earnings per common share for the year ended September 30, 1997 were computed based on earnings from the period November 20, 1996 (conversion date), to September 30, 1997, divided by the weighted average number of common shares outstanding for the period.

Stock Options: Expense for employee compensation under the stock option plan is based on APB No. 25, with expense reported only if options are granted below market price at grant date. Pro forma disclosures of net income and earnings per share are provided as if the fair value method of SFAS No. 123 were used for stock-based compensation. Any tax benefit realized by the Company from the exercise of non-qualified stock options is added to paid-in capital.

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, which is also recognized as a separate component shareholders' equity. The accounting standard that requires reporting comprehensive income first applies for fiscal years beginning after December 15, 1997, with prior information restated to be comparable.

Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the holding company or by the holding company to shareholders.

Concentration of Credit Risk: The Bank grants loans to customers located primarily in Allen and Van Wert counties. Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to repay their loans is dependent on the economy in Allen and Van Wert counties.

--------------------------------------------------------------------------------

                                   (Continued)

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1999, 1998 and 1997

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully described in a separate note. Fair value estimates involve uncertanties and matters of significant judgement regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Reclassifications: Certain previously reported consolidated financial statement amounts have been reclassified to conform to the 1999 presentation.


NOTE 2 - SECURITIES

The amortized cost and fair values of securities were as follows:

                                                                 Gross              Gross
                                             Amortized        Unrealized         Unrealized             Fair
                                               Cost              Gains              Loss                Value
                                             ---------        ----------         ----------             -----
SEPTEMBER 30, 1999

Available for sale
     Ginnie Mae Certificates            $       612,628     $        1,928    $       (11,486)   $       603,070
     Fannie Mae Certificates                  1,302,293                 --            (41,080)         1,261,213
                                        ---------------     --------------    ---------------    ---------------

         Total                          $     1,914,921     $        1,928    $       (52,566)   $     1,864,283
                                        ===============     ==============    ===============    ===============

Held to maturity
     Ginnie Mae Certificates            $     6,751,603     $      156,048    $       (29,891)   $     6,877,760
     Freddie Mac Certificates                    53,105              1,997                 --             55,102
                                        ---------------     --------------    ---------------    ---------------

         Total                          $     6,804,708     $      158,045    $       (29,891)   $     6,932,862
                                        ===============     ==============    ===============    ===============

SEPTEMBER 30, 1998

Available for sale
     Ginnie Mae Certificates            $       690,113     $       21,140    $            --    $       711,253
     Fannie Mae Certificates                  3,914,708                 --            (25,644)         3,889,064
                                        ---------------     --------------    ----------------   ---------------

         Total                          $     4,604,821     $       21,140    $       (25,644)   $     4,600,317
                                        ===============     ==============    ===============    ===============

Held to maturity
     Ginnie Mae Certificates            $     8,896,968     $      359,445    $            --    $     9,256,413
     Freddie Mac Certificates                   107,487              4,874                 --            112,361
                                        ---------------     --------------    ---------------    ---------------

         Total                          $     9,004,455     $      364,319    $            --    $     9,368,774
                                        ===============     ==============    ===============    ===============


--------------------------------------------------------------------------------

                                   (Continued)
                                       56

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1999, 1998 and 1997

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES (Continued)

The amortized cost and fair value of securities held to maturity and available for sale at September 30, 1999 by contractual maturity are shown below. Expected maturities may differ from the contractual maturities because borrowers may have the right to call or prepay the obligations with or without prepayment penalties.

                                                   Held to maturity                     Available for sale
                                             Amortized           Fair             Amortized             Fair
                                               Cost              Value              Cost                Value
                                             ---------          ------            ---------             -----
Due in less than one year               $           780     $          780    $            --    $            --
Due from one to five years                       44,776             45,254                 --                 --
Due from five to ten years                        2,599              2,599                 --                 --
Due after ten years                           6,756,553          6,884,228          1,914,921          1,864,283
                                        ---------------     --------------    ---------------    ---------------

                                        $     6,804,708     $    6,932,861    $     1,914,921    $     1,864,283
                                        ===============     ==============    ===============    ===============

There were no sales of securities during the years ended September 30, 1999, 1998 and 1997.


NOTE 3 - LOANS

Year end loans were as follows:

                                                                                     1999                1998
                                                                                     ----                ----
Real estate loans
     One- to four-family                                                        $    99,540,099    $     87,613,784
     Multi-family                                                                     2,276,434           1,880,756
     Commercial real estate                                                           6,562,409           6,958,869
     Construction and land                                                            5,413,046           6,119,065
                                                                                ---------------    ----------------
                                                                                    113,791,988         102,572,474
Less:
     Mortgage loans in process                                                       (3,717,498)         (6,215,469)
     Net deferred loan origination fees                                                 (28,205)            (51,075)
                                                                                ---------------    ----------------
                                                                                    110,046,285          96,305,930

Consumer and other loans
     Manufactured homes                                                                 116,985             113,623
     Home equity loans                                                                2,326,539           1,061,317
     Unsecured loans                                                                    133,286             268,197
     Other consumer loans                                                               783,365             863,100
                                                                                ---------------    ----------------
                                                                                      3,360,175           2,306,237
Less:  Non-mortgage loans in process                                                       (110)             (8,074)
                                                                                ---------------    ----------------
                                                                                      3,360,065           2,298,163

Less:  Allowance for loan losses                                                       (133,493)           (118,360)
                                                                                ---------------    ----------------

                                                                                $   113,272,857    $     98,485,733
                                                                                ===============    ================


--------------------------------------------------------------------------------

                                   (Continued)

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1999, 1998 and 1997

--------------------------------------------------------------------------------


NOTE 3 - LOANS (Continued)

Activity in the allowance for loan losses was as follows:

                                                                            1999            1998           1997
                                                                            ----            ----           ----

Balance at beginning of period                                           $   118,360    $   106,360     $    94,360
Provision charged to income                                                   30,000         12,000          12,000
Charge-offs                                                                  (14,867)            --              --
                                                                         -----------    -----------     -----------

Balance at end of period                                                 $   133,493    $   118,360     $   106,360
                                                                         ===========    ===========     ===========


As of and for the years ended September 30, 1999, 1998 and 1997, there were no impaired loans.

Certain directors and executive officers of the Corporation and the Bank and their related interests were loan customers of the Bank. A summary of activity on related party loans during 1999 was as follows:


     Beginning balance - October 1, 1998                $    260,693
     New loans                                               123,000
     Repayments                                              (81,312)
                                                        ------------

     Ending balance - September 30, 1999                $    302,381
                                                        ============


NOTE 4 - PREMISES AND EQUIPMENT

Year end premises and equipment were as follows:
                                                    1999            1998
                                                    ----            ----

Land                                           $    175,654    $     175,654
Building and improvements                           643,190          643,190
Furniture and equipment                             321,807          355,519
                                               ------------     ------------
                                                  1,140,651        1,174,363

Accumulated depreciation                           (478,368)        (518,134)
                                               ------------     ------------

                                               $    662,283     $    656,229
                                               ============     ============


NOTE 5 - DEPOSITS

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $4,978,000 at September 30, 1999 and $5,975,000 at September 30,
1998. Deposits in excess of $100,000 are not insured by the FDIC.


--------------------------------------------------------------------------------

                                   (Continued)

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1999, 1998 and 1997

--------------------------------------------------------------------------------


NOTE 5 - DEPOSITS (Continued)

At September 30, 1999, scheduled maturities of certificates of deposits were as follows:

         Year Ending September 30:
                  2000                                      $    40,663,584
                  2001                                           13,910,027
                  2002                                            1,129,463
                  2003                                              558,005
                  2004                                            1,051,170
                                                            ---------------

                                                            $    57,312,249
                                                            ===============

NOTE 6 - FEDERAL HOME LOAN BANK ADVANCES

The Bank is a member of the Federal Home Loan Bank ("FHLB") of Cincinnati. As a member, the Bank has the ability to obtain advances from the FHLB. The Bank had variable rate borrowings totaling $15,000,000, with interest rates ranging from 5.15% to 5.77% at September 30, 1999 and $5,000,000, with interest rates ranging from 5.60% to 5.83% at September 30, 1998. The Bank had fixed rate borrowings totaling $10,000,000 at September 30, 1999, with interest rates ranging from 4.61% to 5.12% at September 30, 1999 and $5,000,000, with an interest rate of 5.12% at September 30, 1998.

The maximum month-end balance of FHLB advances outstanding was $25,000,000 in 1999 and $10,000,000 in 1998. Average balances of borrowings outstanding during fiscal 1999 and 1998 were $16,307,000 and $3,773,000. Qualifying first mortgage loans and FHLB stock owned by the Bank totaling $37,500,000 and $1,250,000 at September 30, 1999 and $15,000,000 and $921,600 at September 30, 1998 were pledged as collateral for FHLB advances.

Annual principal payments of $15,000,000 are due in fiscal 2000, $5,000,000 in fiscal 2008 and $5,000,000 in fiscal 2009.


NOTE 7 - INCOME TAXES

Income taxes consisted of the following as of September 30:

                                                        1999             1998              1997
                                                        ----             ----              ----

       Current                                     $     944,147    $   1,043,851     $     560,017
       Tax effect of vesting RRP shares                   13,489           18,488                --
       Deferred                                          (20,936)          22,339           126,133
                                                   -------------    -------------     -------------

                                                   $     936,700    $   1,084,678     $     686,150
                                                   =============    =============     =============


--------------------------------------------------------------------------------

                                   (Continued)

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1999, 1998 and 1997

--------------------------------------------------------------------------------



NOTE 7 - INCOME TAXES (Continued)

The sources of year-end gross deferred tax assets and liabilities were as follows:

                                                                         1999             1998
                                                                         ----             ----
      Deferred tax assets
          Deferred loan fees                                       $       4,283     $       5,732
          Non-accrual interest                                             4,531             7,112
          ESOP expense                                                    24,465            24,465
          Recognition and retention plan                                  14,299            14,299
          Unrealized loss on securities available for sale                17,217             1,532
                                                                   -------------     -------------
                                                                          64,795            53,140
      Deferred tax liabilities
          Bad debt deduction                                            (160,433)         (206,743)
          FHLB stock dividends                                          (187,340)         (164,220)
          Depreciation expense                                            (6,046)           (7,822)
                                                                   -------------     -------------
                                                                        (353,819)         (378,785)
                                                                   -------------     -------------
          Net deferred tax liability                               $    (289,024)    $    (325,645)
                                                                   =============-    =============

A reconciliation of the financial statement income tax expense and the amounts computed by using the statutory rate follows:

                                                               1999             1998              1997
                                                               ----             ----              ----

         Income tax computed at the
           statutory rate                                 $     897,359    $     930,515     $     752,139
         Tax effect of other items                               39,341          154,163           (65,898)
                                                          -------------    -------------     -------------

                                                          $     936,700    $   1,084,678     $     686,150
                                                          =============    =============     =============


         Statutory tax rate                                        34.0%            34.0%             34.0%
                                                          =============    =============     =============
         Effective tax rate                                        35.5%            39.6%             31.0%
                                                          =============    =============     =============

Prior to enactment of legislation discussed below, thrifts which met certain test relating to the composition of assets had been permitted to establish reserves for bad debts and to make annual additions thereto which could, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "nonqualifying loans" was computed under the experience method. The amount of bad debt reserve deduction for "qualifying real property loans" could be computed under either the experience method or the percentage of taxable income method, based on an annual election.


--------------------------------------------------------------------------------

                                   (Continued)

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1999, 1998 and 1997

--------------------------------------------------------------------------------



NOTE 7 - INCOME TAXES (Continued)

In August 1996, legislation was enacted that repeals the percentage of taxable income method of accounting used by many thrifts to calculate their bad debt reserve for federal income tax purposes. As a result, thrifts such as the Bank must recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for tax years beginning after December 31, 1987. The legislation also requires thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. At September 30, 1999 and 1998, the Bank had $605,357 and $726,429 in bad debt reserves subject to recapture for federal income tax purposes. The deferred tax liability related to the recapture has been previously established. In fiscal 1999, $121,072 bad debt reserves were recaptured.

Retained earnings at September 30, 1999 and 1998, includes approximately $1,860,000 for which no provision for federal income taxes has been made. This amount represents the qualifying and nonqualifying tax bad debt reserve as of December 31, 1987 which is the Company's base year for purposes of calculating the bad debt deduction for tax purposes. The related amount of unrecognized deferred tax liability was $631,000 at September 30, 1999 and 1998. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, it will be added to future taxable income.


NOTE 8 - COMMITMENTS, OFF-BALANCE-SHEET RISK AND CONTINGENCIES

Various contingent liabilities are not reflected in the consolidated financial statements, including claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on financial condition or results of operations of the Corporation.

Some financial instruments are used in the normal course of business to meet financing needs of customers. These financial instruments include commitments to extend credit and standby letters of credit. These involve, to varying degrees, credit risk more than the amounts reported in the financial statements.

Exposure to credit loss if the other party does not perform is represented by the contractual amount for commitments to extend credit and standby letters of credit. The same credit policies are used for commitments and conditional obligations as are used for loans. The amount of collateral obtained, if deemed necessary, on extension of credit is based on management's credit evaluation and generally consists of residential or commercial real estate. Lines of credit are primarily home equity lines collateralized by second mortgages on 1-4 family residential real estate and commercial lines of credit collateralized by business assets.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

--------------------------------------------------------------------------------

                              (Continued)
                                                                             61.

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1999, 1998 and 1997

--------------------------------------------------------------------------------


NOTE 8 - COMMITMENTS, OFF-BALANCE-SHEET RISK AND CONTINGENCIES (Continued)

As of September 30, 1999, the Company had commitments to make loans at market rates of $2,945,000. Of these commitments, $688,000 had fixed rates ranging from 7.50% to 8.50%, and $2,257,000 had variable rates. The commitment period ranged from 30 to 90 days. As of September 30, 1998, the Company had commitments to make loans at market rates of $5,074,000. Since loan commitments may expire without being used, the amount does not necessarily represent future cash commitments.

At September 30, 1999 and 1998, compensating balances of $308,000 and $200,000 were required as deposits with the Federal Reserve. These balances do not earn interest.

The Corporation and the Bank have entered into an employment agreement with the executive officer of the Corporation and the Bank. The agreement provides for a term of three years and a salary and performance review by the Board of Directors not less than annually, as well as inclusion of the employee in any formally established employee benefit, bonus, pension and profit-sharing plans for which management personnel are eligible.


NOTE 9 - PROFIT SHARING

The Company provides a 401(k) profit sharing plan covering all eligible employees. Employees are eligible to participate in the plan if they have been employed by the Company for one-half year and have attained age twenty and one-half. Employees can defer up to 10% of their compensation into the plan, not to exceed. The Company can make a matching discretionary contribution equal to a percentage of up to 6% of the employee's salary reduction. The Company may also make special discretionary contributions equal to a percentage of the employee's compensation. The contribution expense included in compensation and benefits was $18,543, $5,474, and $13,365 for 1999, 1998 and 1997.


NOTE 10 - EMPLOYEE STOCK OWNERSHIP PLAN

Effective December 31, 1996, the Company established an Employee Stock Ownership Plan ("ESOP") for the benefit of employees 21 and older and who have completed at least one year of service and 1,000 hours of work. Contributions under the ESOP are conditioned upon the ESOP being qualified under Sections 401 and 501 of the Internal Revenue Code of 1986, as amended (the "Code").

To fund the plan, the ESOP borrowed $1,630,970 from the company for the purposes of purchasing 163,097 shares of stock at $10 per share in the conversion. Principal and interest payments on the loan are due in annual installments which began December 31, 1996, with the final payments of principal and interest being due and payable at maturity on December 31, 2013. Interest is payable during the term of the loan at a fixed rate of 8.25%. The loan is collateralized by the shares of the Company's common stock purchased with the proceeds. As the Bank periodically makes contributions to the ESOP to repay the loan, shares will be allocated to participants on the basis of the ratio of each year's principal and interest payments to the total of all principal and interest payments.

--------------------------------------------------------------------------------

                              (Continued)
                                                                             62.

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1999, 1998 and 1997

--------------------------------------------------------------------------------



NOTE 10 - EMPLOYEE STOCK OWNERSHIP PLAN (Continued)

The shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheet. As shares are committed to be released from collateral, the company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings, while dividends on unallocated ESOP shares are recorded as a reduction of debt. ESOP compensation was $169,392, $190,981 and $239,249 for 1999, 1998 and 1997. The ESOP shares at September 30, 1999 and 1998 were as follows:

                                                                               1999              1998
                                                                               ----              ----

Allocated shares                                                                 28,782             19,188
Shares committed to be released                                                   7,196              7,196
Unreleased shares                                                               127,119            136,713
                                                                         --------------     --------------
Total ESOP shares                                                               163,097            163,097
                                                                         ==============     ==============

Fair value of unreleased shares                                          $    2,161,023     $    2,204,497
                                                                         ==============     ==============


NOTE 11 - STOCK OPTION AND INCENTIVE PLAN

In 1997, the shareholders approved a Stock Option plan reserving 203,871 shares of common stock for the granting of options to certain officers and directors of the Bank and Company. The option period expires 10 years from the date of grant. Vesting of options granted to officers and directors is determined at the time of the grant, generally four to five years after the date of the grant.

A summary of activity in the plan is as follows.

                                                1999                    1998                         1997
                                      ------------------------  ------------------------  -------------------------
                                                      Weighted                  Weighted                  Weighted
                                                       Average                   Average                   Average
                                                      Exercise                  Exercise                  Exercise
                                        Shares          Price      Shares         Price      Shares         Price
                                        ------        --------     ------       --------     ------       --------
Outstanding - beginning of year           117,225    $   14.29      112,128     $  14.00           --     $      --
Granted                                        --           --        5,097        20.75      112,128         14.00
Exercised                                      --           --           --           --           --            --
Forfeited                                      --           --           --           --           --            --
                                      -----------    ---------  -----------     --------  -----------     ---------
Outstanding - end of year                 117,225    $   14.29      117,225     $   14.29     112,128     $   14.00
                                      ===========    =========  ===========     ========= ===========     =========
Options exercisable at year end            46,125    $   14.19       22,426     $   14.00          --     $      --
                                      ===========    =========  ===========     ========= ===========     =========
Weighted average fair value of
  options granted during year                        $      --                  $    5.14                 $    3.83
                                                     =========                  =========                 =========

--------------------------------------------------------------------------------

                                   (Continued)
                                       63

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1999, 1998 and 1997
-------------------------------------------------------------------------------

NOTE 11 - STOCK OPTION AND INCENTIVE PLAN (Continued)

Options outstanding at year end 1999 were as follows.


                                                                   Weighted Average
                                                                       Remaining
              Exercise                   Shares                        Contract                   Shares
                Price                  Outstanding                   Life (Months)              Exercisable
           --------------           -----------------           ----------------------       -----------------


             $   14.00                    112,128                         92                        44,851
                 20.75                      5,097                        104                         1,274
                                      -----------                      -----                    ----------
                                          117,225                         93                        46,125
                                      ===========                      =====                    ==========

Had compensation cost for stock options been measured using SFAS No. 123, net income and earnings per share would have been the pro forma amounts indicated below. In future years, the proforma effect is expected to increase as additional options are granted.

                                                               1999             1998              1997
                                                               ----             ----              ----


Net income as reported                                    $   1,702,591    $   1,652,131     $   1,526,023
Pro forma net income                                          1,636,274        1,593,977         1,507,127
Basic earnings per share as reported                              1.14               .97               .75
Pro forma basic earnings per share                                1.09               .93               .74
Diluted earnings per share as reported                            1.12               .95               .75
Pro forma diluted earnings per share                              1.08               .92               .73

The pro forma effects are computed using option-pricing models, using the following assumptions as of the grant date.

                                           1999         1998             1997
                                           ----         ----             ----

Risk-free interest rate                     --           5.72%           6.67%
Expected life                               --        7 years          7 years
Expected volatility of stock price          --          37.52%           8.40%
Expected dividends                          --           1.50%           1.50%


NOTE 12 - RECOGNITION AND RETENTION PLAN

A Recognition and Retention Plan ("RRP") was approved by the shareholders of the Company and the Board of Directors on May 28, 1997. The RRP is being used as a means of providing directors and certain key employees of the Bank with an ownership interest in the Company in a manner designed to reward and retain such directors and key employees. The Company contributed $1,270,735 to enable the RRP to purchase 81,549 shares in the open market during the year ended September 30, 1997. The Board granted 43,222 shares to directors, officers and employees on May 28, 1997. The shares vest at a rate of 20% per year on the anniversary date of the grant. The Board granted an additional 2,378 shares in 1998 and those shares vest at a rate of 25% per year on the anniversary date of the grant. Compensation expense, which is based on the cost of the shares, was $135,432, $129,256 and $84,716 for 1999, 1998 and 1997. The unamortized unearned compensation value of the RRP is shown as a reduction to shareholders' equity.
-------------------------------------------------------------------------------
                                  (Continued)

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1999, 1998 and 1997
-------------------------------------------------------------------------------


NOTE 13 - REGULATORY MATTERS

On November 20, 1996, the Bank converted from a mutual to stock savings and loan association, the Bank established a liquidation account which was equal to its total net worth as of the date of the latest balance sheet appearing in the final conversion prospectus. The liquidation account will be maintained for the benefit of eligible depositors who continue to maintain their accounts at the Bank after the Conversion. The liquidation account will be reduced annually to the extent that eligible depositors have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible depositor will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The Bank may not pay dividends that would reduce shareholders' equity below the required liquidation account balance.

The Bank is subject to various regulatory capital requirements administered by the federal regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about the Bank's components, risk weightings and other factors. At September 30, 1999 and 1998, management believes the Bank is in compliance with all regulatory capital requirements. Based upon the computed regulatory capital ratios, the Bank is considered well capitalized under the Federal Deposit Insurance Act at September 30, 1999 and 1998.

At September 30, 1999 and 1998, the Bank's actual capital levels (in thousands) and minimum required levels were:

                                                                                                 Minimum Required
                                                                   Minimum Required           To Be Well Capitalized
                                                                      For Capital             Under Prompt Corrective
                                               Actual              Adequacy Purposes            Action Regulations
                                        -----------------       ----------------------         --------------------
                                      Amount         Ratio      Amount           Ratio         Amount       Ratio
                                     -------         -----      -------        --------       --------     -------

1999
-----
Total capital
   (to risk weighted assets)        $    12,444       18.06%    $    5,512        8.00%     $     6,890    10.00%
Tier 1 (core) capital
   (to risk weighted assets)             12,311       17.87          2,756        4.00            4,134     6.00
Tier 1 (core) capital
   (to adjusted total assets)            12,311        9.60          3,848        3.00            6,413     5.00
Tangible capital
   (to adjusted total assets)            12,311        9.60          1,924        1.50              N/A      N/A

-------------------------------------------------------------------------------
                                  (Continued)

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1999, 1998 and 1997
-------------------------------------------------------------------------------


NOTE 13 - REGULATORY MATTERS (Continued)


                                                                                                 Minimum Required
                                                                   Minimum Required           To Be Well Capitalized
                                                                      For Capital             Under Prompt Corrective
                                               Actual              Adequacy Purposes            Action Regulations
                                   --------------------------  ------------------------        ----------------------
                                      Amount         Ratio      Amount           Ratio         Amount       Ratio
                                   ----------       ---------   -------         --------       -------      ------

1998
------
Total capital
   (to risk weighted assets)        $    12,485       20.83%    $    4,795        8.00%     $     5,994    10.00%
Tier 1 (core) capital
   (to risk weighted assets)             12,367       20.63          2,397        4.00            3,596     6.00
Tier 1 (core) capital
   (to adjusted total assets)            12,367       10.67          3,477        3.00            5,795     5.00
Tangible capital
   (to adjusted total assets)            12,367       10.67          1,738        1.50              N/A     N/A


As of September 30, 1999, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum risk-based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the table. No conditions or events have occurred subsequent to September 30, 1999 that management believes would change the Bank's capital category.

Federal regulations limit all capital distributions, including cash dividends, by savings banks. The regulation establishes a tiered system of restrictions, with the greatest flexibility afforded to thrifts which are both well-capitalized and given favorable qualitative examination ratings.


NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values and estimated fair values of financial instruments at year-end were:



                                                          1999                                1998
                                               -------------------------           -----------------------------
                                                               Estimated                              Estimated
                                               Carrying          Fair             Carrying              Fair
                                                 Value           Value              Value               Value
                                              ---------       ---------          ---------           -----------

FINANCIAL ASSETS
     Cash and cash equivalents          $     3,700,277     $    3,700,000    $     1,618,326    $     1,618,000
     Securities available for sale            1,864,283          1,864,000          4,600,317          4,600,000
     Securities held to maturity              6,804,708          6,933,000          9,004,455          9,369,000
     FHLB Stock                               1,250,000          1,250,000            921,600            922,000
     Loans, net                             113,272,857                            98,485,733         98,530,000
     Accrued interest receivable                573,048            573,000            505,510            506,000


--------------------------------------------------------------------------------
                                  (Continued)

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1999, 1998 and 1997
-------------------------------------------------------------------------------

NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)



                                                          1999                                1998
                                              --------------------------        --------------------------------
                                                               Estimated                              Estimated
                                               Carrying          Fair             Carrying              Fair
                                                Value           Value              Value                Value
                                              ---------        --------          --------              --------


FINANCIAL LIABILITIES
     Deposits                           $   (76,840,590)    $  (76,843,000)   $   (79,074,391)   $   (79,321,000)
     FHLB advances                          (25,000,000)       (24,712,000)       (10,000,000)       (10,000,000)
     Accrued interest payable                   (52,734)           (53,000)           (38,682)           (39,000)



The following methods and assumptions were used to estimate fair values for financial instruments. The carrying amount is considered to estimate fair value for cash and short term instruments, demand deposits, short term borrowings, accrued interest, variable rate loans or deposits that reprice frequently and fully. The fair values of securities are based on quoted market prices or, if no quotes are available, on the rate and term of the security and on information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, the fair value is estimated by discounted cash flow analysis using current market rates for the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable. The fair value of debt is based on currently available rates for similar financing. The fair value of off-balance-sheet items is based on the fees or cost that would currently be charged to enter into or terminate such arrangements and such amounts are not material.

While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that were the Company to have disposed of such items at September 30, 1999 and 1998 the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at September 30, 1999 and 1998 should not necessarily be considered to apply at subsequent dates.

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

--------------------------------------------------------------------------------
                                  (Continued)

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1999, 1998 and 1997
-------------------------------------------------------------------------------


NOTE 15 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of the Company is as follows:

                            Condensed Balance Sheets
                           September 30, 1999 and 1998


                                                          1999                 1998
                                                          ----                 ----

  ASSETS
  Cash and due from banks                           $    11,740,735    $     12,130,709
  Investment in subsidiary                               12,293,855          12,366,331
  Loan receivable from ESOP                               1,343,152           1,439,091
  Accrued interest receivable and other assets              109,665             123,767
                                                    ---------------    ----------------

       Total assets                                 $    25,487,407    $     26,059,898
                                                    ===============    ================


  Total shareholders' equity                        $    25,487,407    $     26,059,898
                                                    ===============    ================



                         Condensed Statements of Income
                   Years Ended September 30, 1999 and 1998 and
                         Period Ended September 30, 1997


                                                                      1999              1998               1997
                                                                      ----              ----               ----

INTEREST AND DIVIDEND INCOME
     Dividends from subsidiary bank                            $    2,000,000     $    2,500,000    $     7,000,000
     Deposits in subsidiary bank                                       39,263            110,524            100,492
     Securities                                                            --             69,486            185,322
     Loan to ESOP                                                     112,789            165,581            109,931
                                                               --------------     --------------    ---------------
                                                                    2,152,052          2,845,591          7,395,745

Other expenses                                                         91,420             95,467             30,723
                                                               --------------     --------------    ---------------

INCOME BEFORE TAXES AND EQUITY IN UNDISTRIBUTED
  EARNINGS OF SUBSIDIARY                                            2,060,632          2,750,124          7,365,022

Income tax expense                                                     22,700            179,845             30,000
                                                               --------------     --------------    ---------------

INCOME BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF
  SUBSIDIARY                                                        2,037,932          2,570,279          7,335,022

Equity in undistributed earnings of
  (excess distribution from) subsidiary                              (335,341)          (918,148)        (5,928,239)
                                                               --------------     --------------    ---------------

NET INCOME                                                     $    1,702,591     $    1,652,131    $     1,406,783
                                                               ==============     ==============    ===============

--------------------------------------------------------------------------------
                                  (Continued)

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1999, 1998 and 1997
-------------------------------------------------------------------------------


NOTE 15 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)

                                        Condensed Statements of Cash Flows
                                    Years Ended September 30, 1999 and 1998 and
                                          Period Ended September 30, 1997



                                                                      1999               1998              1997
                                                                      ----               ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                    $    1,702,591     $    1,652,131    $      1,406,783
Adjustments to reconcile net income to cash
  provided by operations:
     Equity in undistributed income of
       (excess distribution from) subsidiary                         335,341            918,149           5,928,239
     Other                                                            39,102             85,940            (174,925)
                                                              --------------     --------------    ----------------
         Net cash from operating activities                        2,077,034          2,656,220           7,160,097

CASH FLOWS FROM INVESTING ACTIVITIES
Securities held to maturity
     Purchases                                                            --                 --          (4,985,938)
     Proceeds from maturities                                             --          5,000,000                  --
Net change in receivable from subsidiary                                  --          1,270,734                  --
Net change in loan to ESOP                                            95,939          7,095,940          (8,535,031)
Injection of capital into subsidiary                                      --                 --          (8,310,158)
                                                              --------------     --------------    ----------------
     Net cash from investing activities                               95,939         13,366,674         (21,831,127)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of stock                                           --                 --          18,172,858
Cash dividends paid                                                 (410,602)          (455,275)                 --
RRP shares purchased                                                 (43,488)           (30,357)         (1,270,735)
Purchase of treasury stock                                        (2,108,857)        (4,158,581)         (1,479,065)
                                                              --------------     --------------    ----------------
     Net cash from financing activities                           (2,562,947)        (4,644,213)         15,423,058
                                                              --------------     --------------    ----------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                             (389,974)        11,378,681             752,028

Cash and cash equivalents at beginning of year                    12,130,709            752,028                  --
                                                              --------------     --------------    ----------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                      $   11,740,735     $   12,130,709    $        752,028
                                                              ==============     ==============    ================

--------------------------------------------------------------------------------
                                  (Continued)

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1999, 1998 and 1997
-------------------------------------------------------------------------------


NOTE 16 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a consolidated summary of quarterly information:



                                                                       Quarter Ended
                                                   December 31        March 31             June 30       September 30
                                                  -------------      ----------        -------------   ---------------
                                                      (Dollars in thousands, except per share data)


         1999
         -----
Interest income                                    $      2,142    $       2,173    $      2,192    $      2,236
Net interest income                                       1,038            1,081           1,083           1,057
Provision for loan losses                                     3                9               9               9
Net income                                                  441              424             440             398
Earnings per share
         Basic                                     $        .29    $        .28     $        .30    $        .27
         Diluted                                            .29             .28              .29             .27

         1998
         -----
Interest income                                    $      2,061    $       2,027    $      2,081    $      2,115
Net interest income                                       1,073            1,054           1,055           1,062
Provision for loan losses                                     3                3               3               3
Net income                                                  400              410             400             442
Earnings per share
         Basic                                     $        .22    $        .24     $        .24    $        .26
         Diluted                                            .22             .23              .23             .27

--------------------------------------------------------------------------------
                                  (Continued)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The name, age, position, term of office as officer and period during which he or she has served as an officer is provided below for each executive officer of the Registrant and the Bank.

         Joseph R. Reinemeyer, Chairman of the Board, President, Chief Executive Officer of the Registrant and the Bank; joined the Bank in 1975. Prior to holding these positions, Mr. Reinemeyer served as Executive Vice President and Managing Officer of the Bank from 1982 to 1996, and he is 50 years old.

         Nancy C. Rumschlag has served as Vice President of the Registrant and the Bank since 1991. Ms. Rumschlag has served as a director since 1987, and she is 49 years old.

         David Roach, an outside director, is President of Vogel Roach Corp., a radio broadcast company. Mr. Roach has served as a director since 1997. He has worked at Vogel Roach Corp. Since 1972, and he is 49 years old.

         P. Douglas Harter, an outside director, is Associate of Harter and Son Funeral Home. Mr. Harter has served as director since 1969, and he is 52 years old.

         Robert L. Dillhoff, an outside director, is the District Highway Management Administrator for the Ohio Department of Transportation. Mr. Dillhoff has served as a director since 1991, and he is 52 years old.

         Gary Ricker, who is an executive officer, but not a director, joined the Bank in 1987 as Secretary and Treasurer. He is also a Loan Officer for the Bank. He is 45 years old.

         Other information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on January 26, 2000 on pages 5 and 6.


ITEM 11.  EXECUTIVE COMPENSATION.

         The information relating to executive compensation is incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on January 26, 2000, on pages 8 through 13 (excluding the Report of the Compensation Committee on pages 8 through 9 and the Stock Performance Graph on page 10).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on January 26, 2000, on pages 3 and 5 through 6.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information relating to certain relationships and related transactions is incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on January 26, 2000 on pages 13 and 14.


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

                  3. Exhibits Required by Securities and Exchange Commission Regulation S-K


         3.1      Certificate of Incorporation of Delphos Citizens Bancorp,
                  Inc. (1)
         3.2      Bylaws of Delphos Citizens Bancorp, Inc. (1)
         4.0      Stock Certificate of Delphos Citizens Bancorp, Inc. (1)
         10.1 Form of Employment Agreement between Citizens Bank of Delphos and the President and Chief Executive Officer (1)
         10.2 Amendment to Employment Agreement between Delphos Citizens Bancorp, Inc. and the President and Chief Executive Officer
                  (filed herewith)
         10.3     1999 Stock-Based Incentive Plan (2)
         21.0 Subsidiary information is incorporated herein by reference to "Part I--Subsidiary Activities."
         23.0     Consent of Crowe, Chizek and Company LLP (filed herewith)
         27.0     Financial Data Schedule (filed herewith)

         (b) Reports on Form 8-K Filed During the Quarter Ended September 30,
1999

                  None.

-----------------------------------
(1) Incorporated herein by reference from the Exhibits to the Registration Statement on Form S-1, as amended, filed on August 22, 1997, Registration No. 333-10639.
(2) Incorporated by reference from the Registrant's Proxy Statement for the Registrant's 1997 Annual Meeting of Stockholders filed with the Commission on April 16, 1997.
                                       72

                                   SIGNATURES

       Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         DELPHOS CITIZENS BANCORP, INC.



                                         By:  /s/ Joseph R. Reinemeyer
                                         ------------------------------
                                         Joseph R. Reinemeyer
Dated: December 20, 1999                 Chairman of the Board, President,
                                         and Chief Executive Officer


         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


         Name                             Title                                               Date
        ------                          --------                                            ---------


/s/Joseph R. Reinemeyer                                                                  December 20, 1999
-----------------------
Joseph R. Reinemeyer                 Chairman of the Board, President and
                                          Chief Executive Officer
                                          (Principal Executive and
                                          Accounting Officer)

/s/Nancy C. Rumschlag
----------------------                                                                   December 20, 1999
Nancy C. Rumschlag                        Vice President and Director



/s/P. Douglas Harter
---------------------                                                                    December 20, 1999
P. Douglas Harter                         Director



/s/Robert L. Dillhoff                                                                    December 20, 1999
-----------------------
Robert L. Dillhoff                        Director



/s/David Roach
---------------------                                                                    December 20, 1999
David Roach                               Director
