Form 10-Q
period 1999-12-31
DELPHOS CITIZENS BANCORP INC
filed 2000-02-14
CIK 1021206

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period ended December 31, 1999

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

                  114 East 3/rd/ Street, Delphos, Ohio 45833
                  -------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

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

Yes  X   No _____
    ----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Class:                             Outstanding at January 31, 2000
Common stock, $0.01 par value                 1,584,783 common shares

                        DELPHOS CITIZENS BANCORP, INC.

                                     INDEX


                                                                      Page
                                                                      ----
PART I - FINANCIAL INFORMATION (UNAUDITED)

Item 1.  Financial Statements

   Consolidated Statements of Financial Condition...................   3

   Consolidated Statements of Income................................   4

   Consolidated Statements of Comprehensive Income..................   5

   Condensed Consolidated Statements of Cash Flows..................   6

   Notes to Consolidated Financial Statements.......................   7

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations............  11

Item 3.  Quantitative and Qualitative Disclosure About Market Risk..  15

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..........................................  16

Item 2.  Changes in Securities and Use of Proceeds..................  16

Item 3.  Defaults Upon Senior Securities............................  16

Item 4.  Submission of Matters to a Vote of Security Holders........  16

Item 5.  Other Information..........................................  16

Item 6.  Exhibits and Reports on Form 8-K...........................  16

SIGNATURES..........................................................  17

                         DELPHOS CITIZENS BANCORP, INC
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)



Item 1.  Financial Statements

                                                                      December 31,   September 30,
                                                                          1999            1999
                                                                          ----            ----
ASSETS
  Cash and amounts due from depository institutions                   $  4,685,998    $  2,853,171
  Interest-bearing deposits in other financial institutions              1,454,037         847,106
                                                                      ------------    ------------
     Total cash and cash equivalents                                     6,140,035       3,700,277
  Securities available for sale                                          1,474,487       1,864,283
  Securities held to maturity                                            6,535,263       6,804,708
  Federal Home Loan Bank stock                                           1,550,000       1,250,000
  Loans, net                                                           115,612,810     113,272,857
  Premises and equipment, net                                              651,837         662,283
  Accrued interest receivable                                              583,171         573,048
  Other assets                                                              26,002         100,110
                                                                      ------------    ------------

       Total assets                                                   $132,573,605    $128,227,566
                                                                      ============    ============

LIABILITIES
  Deposits                                                            $ 78,202,279    $ 76,840,590
  Federal Home Loan Bank advances                                       28,000,000      25,000,000
  Escrow accounts                                                          485,961         306,750
  Accrued interest payable                                                 267,961          52,734
  Other liabilities                                                        626,052         540,085
                                                                      ------------    ------------
     Total liabilities                                                 107,582,253     102,740,159
                                                                      ------------    ------------

SHAREHOLDERS' EQUITY
  Preferred Stock, no par value, 1,000,000 shares authorized, none
   issued and outstanding                                                       --              --
  Common stock, $.01 par value, 4,000,000 shares authorized,
   2,047,631 shares issued                                                  20,476          20,476
  Additional paid-in capital                                            20,131,896      20,055,178
  Retained earnings                                                     15,769,714      15,458,050
  Treasury stock, at cost 462,848 at December 31, 1999
    and 409,439 at September 30, 1999                                   (8,681,160)     (7,746,503)
  Unearned Employee Stock Ownership Plan ("ESOP") shares                (1,247,212)     (1,271,197)
  Unearned recognition and retention plan shares                          (961,318)       (995,176)
  Accumulated other comprehensive income                                   (41,044)        (33,421)
                                                                      ------------    ------------
     Total shareholders' equity                                         24,991,352      25,487,407
                                                                      ------------    ------------

       Total liabilities and shareholders' equity                     $132,573,605    $128,227,566
                                                                      ============    ============

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                          Three Months Ended
                                                             December 31,
                                                             ------------
                                                            1999        1998
                                                            ----        ----
Interest income
 Loans, including fees                                  $2,125,046  $1,908,812
 Securities                                                150,909     202,886
 FHLB stock dividends                                       20,544      16,841
 Interest-bearing deposits                                  10,554      12,977
                                                        ----------  ----------
     Total interest income                               2,307,053   2,141,516
                                                        ----------  ----------

Interest expense
 Deposits                                                  877,799     952,443
 FHLB advances                                             362,671     151,265
                                                        ----------  ----------
     Total interest expense                              1,240,470   1,103,708
                                                        ----------  ----------

Net interest income                                      1,066,583   1,037,808

Provision for loan losses                                    9,000       3,000
                                                        ----------  ----------

Net interest income after provision for loan losses      1,057,583   1,034,808
                                                        ----------  ----------

Noninterest income
 Service charges and fees                                   44,741     146,882
 Other income                                               12,511      11,654
                                                        ----------  ----------
                                                            57,252     158,536
     Total noninterest income                           ----------  ----------

Noninterest expense
 Compensation and benefits                                 218,376     263,796
 Occupancy expense                                          21,083      20,703
 Federal deposit insurance premiums                         12,711      12,951
 State franchise taxes                                      52,335      57,470
 Other expenses                                            159,033     157,095
                                                        ----------  ----------
     Total noninterest expense                             463,538     512,015
                                                        ----------  ----------

Income before income tax                                   651,297     681,329

Income tax expense                                         227,059     239,650
                                                        ----------  ----------

Net income                                              $  424,238  $  441,679
                                                        ==========  ==========
Earnings per common share
  Basic                                                 $      .30  $      .29
  Diluted                                               $      .29  $      .28

                        DELPHOS CITIZENS BANCORP, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (Unaudited)

--------------------------------------------------------------------------------

                                                         Three Months Ended
                                                            December 31,
                                                            ------------
                                                        1999            1998
                                                        ----            ----
Net income                                            $424,238        $441,679

Other comprehensive income
     Unrealized holding losses on
      available for sale securities
      arising during the period                        (11,550)        (22,561)
     Tax effect                                          3,927           7,671
                                                      --------        --------
          Other comprehensive income, net of tax        (7,623)        (14,890)
                                                      --------        --------

Comprehensive income                                  $416,615        $426,789
                                                      ========        ========

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

                        DELPHOS CITIZENS BANCORP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

--------------------------------------------------------------------------------

                                                           Three Months Ended
                                                              December 31,
                                                        -------------------------
                                                            1999         1998
                                                        -----------   -----------
Net cash from operating activities                      $   862,988   $   799,724

Cash flows from investing activities
  Securities available for sale
     Proceeds from principal payments                       377,872       919,182
  Securities held to maturity
     Proceeds from maturities and principal payments        272,555       770,905
  Purchases of Federal Home Loan Bank stock                (279,500)           --
  Net increase in loans                                  (2,348,010)   (5,163,391)
  Premises and equipment expenditures                        (2,143)      (45,258)
                                                        -----------   -----------
     Net cash from investing activities                  (1,979,226)    3,518,562
                                                        -----------   -----------

Cash flows from financing activities
  Net change in deposits                                  1,361,689       852,372
  Net change in escrow accounts                             179,211       169,893
  Advances from FHLB                                      3,000,000     3,000,000
  Dividends on unallocated ESOP shares                       62,327            --
  Cash dividends paid                                      (112,573)     (105,359)
  Purchase of treasury stock                               (934,658)           --
                                                        -----------   -----------
     Net cash from financing activities                   3,555,996     3,916,906
                                                        -----------   -----------

Net change in cash and cash equivalents                   2,439,758     1,198,068

Cash and cash equivalents at beginning of period          3,700,277     1,618,326
                                                        -----------   -----------

Cash and cash equivalents at end of period              $ 6,140,035   $ 2,816,394
                                                        ===========   ===========

Supplemental disclosures of cash flow information
  Cash paid during the period for:
     Interest                                           $ 1,025,243   $ 1,105,567
     Income taxes                                             1,549        10,702

--------------------------------------------------------------------------------

         See accompanying notes to consolidated financial statements.

                        DELPHOS CITIZENS BANCORP, INC.,
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:  These interim consolidated financial statements are
---------------------
prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Delphos Citizens Bancorp, Inc. at December 31, 1999, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-Q and, therefore, do not purport to contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The annual report for the Company for the year ended September 30, 1999, contains consolidated financial statements and related notes that should be read in conjunction with the accompanying unaudited consolidated financial statements.

Consolidation Policy:  The consolidated financial statements include the of
--------------------
Delphos Citizens Bancorp, Inc. ("Delphos") and its wholly-owned subsidiary, Citizens Bank of Delphos ("Bank"), together referred to as the Company. All significant intercompany balances and transactions have been eliminated.

Nature of Operations:  The Company is engaged in the business of banking with
--------------------
operations conducted through its office located in Delphos, Ohio. The Company originates and holds primarily residential and consumer loans to customers throughout the Allen and Van Wert County area in Northwest Ohio, which generates the majority of the Company's income. The Company's primary deposit products are interest-bearing checking accounts and certificates of deposit. There are no branch operations.

Business Segment Information:  While the Company's chief decision-makers monitor
----------------------------
the revenue streams of the Company's various products and services, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of the Company's banking operations are considered by management to be aggregated in one reportable segment.

Use of Estimates:  To prepare financial statements in conformity with generally
----------------
accepted accounting principals, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, fair values of financial instruments and status of contingencies are particularly subject to change.

Income Taxes: Income tax expense is the sum of the current year income tax due
------------
or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Earnings Per Common Share:  Basic earnings per common share is net income
-------------------------
divided by the weighted average number of shares outstanding during the period. Employee Stock Ownership Plan ("ESOP") shares are considered to be outstanding for this calculation unless unearned. Recognition and Retention Plan ("RRP") shares are considered outstanding as they become vested. Diluted earnings per common share includes the dilutive effect of RRP shares and the additional potential common shares issuable under stock options.

--------------------------------------------------------------------------------

                                  (Continued)

                        DELPHOS CITIZENS BANCORP, INC.,
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The factors used in the earnings per share computation were as follows:

                                                               Three Months Ended
                                                                  December 31,
                                                            ------------------------
                                                               1999         1998
                                                            -----------  -----------
Basic earnings per common share
  Net income                                                $  424,238   $  441,679
                                                            ==========   ==========

  Weighted average common shares outstanding                 1,606,638    1,755,991
  Less:  Average unallocated ESOP shares                      (126,293)    (135,888)
  Less:  Average nonvested RRP shares                          (64,584)     (71,407)
                                                            ----------   ----------

  Average shares                                             1,415,761    1,548,696
                                                            ==========   ==========

  Basic earnings per common share                           $      .30   $      .29
                                                            ==========   ==========

Diluted earnings per common share
  Net income                                                $  424,238   $  441,679
                                                            ==========   ==========
  Weighted average common shares outstanding
   for basic earnings per common shares                      1,415,761    1,548,696
  Add:  Dilutive effects of average nonvested RRP shares         4,366           --
  Add:  Dilutive effects of stock options                       19,070       20,235
                                                            ----------   ----------

  Average shares and dilutive potential common shares        1,439,197    1,568,931
                                                            ==========   ==========

  Diluted earnings per common share                         $      .29   $      .28
                                                            ==========   ==========

NOTE 2 - SECURITIES

The amortized cost and fair values of securities were as follows:

                                                 Gross       Gross
                                   Amortized   Unrealized  Unrealized      Fair
                                      Cost       Gains        Loss        Value
                                   ----------  ----------  -----------  ----------
December 31, 1999

Available for sale
 Ginnie Mae Certificates           $  604,674    $     --    $(18,093)  $  586,581
 Fannie Mae Certificates              932,001          --     (44,095)     887,906
                                   ----------    --------    --------   ----------

  Total                            $1,536,675    $     --    $(62,188)  $1,474,487
                                   ==========    ========    ========   ==========

Held to maturity
 Ginnie Mae Certificates           $6,490,856    $126,151    $(60,206)  $6,556,801
 Freddie Mac Certificates              44,407       1,509          --       45,916
                                   ----------    --------    --------   ----------

  Total                            $6,535,263    $127,660    $(60,206)  $6,602,717
                                   ==========    ========    ========   ==========

--------------------------------------------------------------------------------

                                  (Continued)

                        DELPHOS CITIZENS BANCORP, INC.,
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

--------------------------------------------------------------------------------

NOTE 2 - SECURITIES (Continued)

                                                   Gross       Gross
                                   Amortized     Unrealized  Unrealized     Fair
                                      Cost         Gains        Loss       Value
                                      ----         -----        ----       -----
September 30, 1999

Available for sale
 Ginnie Mae Certificates           $  612,628    $  1,928    $(11,486)   $  603,070
 Fannie Mae Certificates            1,302,293          --     (41,080)    1,261,213
                                   ----------    --------    --------    ----------

  Total                            $1,914,921    $  1,928    $(52,566)   $1,864,283
                                   ==========    ========    ========    ==========

Held to maturity
 Ginnie Mae Certificates           $6,751,603    $156,048    $(29,891)   $6,877,760
 Freddie Mac Certificates              53,105       1,997          --        55,102
                                   ----------    --------    --------    ----------

  Total                            $6,804,708    $158,045    $(29,891)   $6,932,862
                                   ==========    ========    ========    ==========

There were no sales of securities during the three months ended December 31, 1999 or 1998.


NOTE 3 - LOANS

Loans were as follows:

                                                       December 31,    September 30,
                                                           1999            1999
                                                           ----            ----
  Real estate loans
     One- to four- family                              $101,402,795    $ 99,540,099
     Multi-family                                         2,371,202       2,276,434
     Commercial real estate                               6,472,609       6,562,409
     Construction and land                                3,825,269       5,413,046
                                                       ------------    ------------
                                                        114,071,875     113,791,988
  Less:
     Mortgage loans in process                           (2,261,237)     (3,717,498)
     Net deferred loan origination fees                     (28,743)        (28,205)
                                                       ------------    ------------
                                                        111,781,895     110,046,285
  Consumer and other loans
     Manufactured homes                                      87,937         116,985
     Home equity loans                                    2,922,928       2,326,539
     Unsecured loans                                        126,569         133,286
     Other consumer loans                                   836,224         783,255
                                                       ------------    ------------
                                                          3,973,658       3,360,065

  Less:  Allowance for loan losses                         (142,743)       (133,493)
                                                       ------------    ------------

                                                       $115,612,810    $113,272,857
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

                        DELPHOS CITIZENS BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

--------------------------------------------------------------------------------

NOTE 3 - LOANS (Continued)

Activity in the allowance for loan losses was as follows:

                                                           Three Months Ended
                                                               December 31,
                                                               ------------
                                                             1999       1998
                                                           --------   --------
Beginning balance                                          $133,493   $118,360
Provision for loan losses                                     9,000      3,000
Recoveries                                                      250         --
Charge-offs                                                      --         --
                                                           --------   --------

Ending balance                                             $142,743   $121,360
                                                           ========   ========

Loans considered impaired within the scope of SFAS No. 114 were not significant at December 31, 1999 and September 30, 1999, and during the three months ended December 31, 1999 and 1998.

--------------------------------------------------------------------------------

                        DELPHOS CITIZENS BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

--------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
          and Results of Operations
          -------------------------

The following discusses the financial condition of the Company as of December 31, 1999, as compared to September 30, 1999, and the results of operations for the three month period ended December 31, 1999, compared with the same period in 1998. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.


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


Analysis of Financial Condition

The Company's assets totaled $132.6 million at December 31, 1999, an increase of $4.4 million, or 3.4%, from $128.2 million at September 30, 1999. The growth in assets was primarily in cash and cash equivalents and loans partly offset by a decrease in securities. Such growth was funded by increased deposits and borrowed funds.

At December 31, 1999, the Company's securities portfolio was comprised of Ginnie Mae, Fannie Mae and Freddie Mac fixed and variable rate securities. Approximately 18% of the securities portfolio was classified as available for sale. The remainder of the securities portfolio was classified as held to maturity as the Company does not anticipate the need to sell these securities due to the Company's liquidity position and ability to obtain additional funds through the use of FHLB advances. Management's strategy emphasizes the investment in mortgage-backed securities guaranteed by U.S. government agencies in order to minimize risk.

Net loans increased from $113.3 million at September 30, 1999 to $115.6 million at December 31, 1999. The growth in loans was primarily in one- to four-family real estate loans, which increased $1.9 million, or 1.7%, during the period. Construction loans decreased $2.5 million as loans were converted to permanent financing upon completion of construction. Changes in other types of loans were not significant.

Total deposits increased $1.4 million, or 1.8%, from $76.8 million at September 30, 1999 to $78.2 million at December 31, 1999. The Company experienced increases in all deposit types, however, no individual type made up a significant amount of the increase.

Borrowings from the FHLB totaled $28.0 million at December 31, 1999, an increase of $3.0 million from September 30, 1999. Management has used advances from the FHLB as an alternative source of funds in order to continue to meet loan demand and to leverage the Company's excess capital.

--------------------------------------------------------------------------------

                        DELPHOS CITIZENS BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

--------------------------------------------------------------------------------

Shareholders' equity totaled $25.0 million at December 31, 1999, a decrease of $500,000 from $25.5 million at September 30, 1999. Equity as a percentage of assets decreased slightly from 19.9% at September 30, 1999 to 18.9% at December 31, 1999. The decrease was primarily the result of the Company purchasing 53,409 shares of its common stock on the secondary market.


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

The Company's net income is primarily dependent on its net interest income (the difference between interest income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities). Net income is also affected by provisions for loan losses, service charges, gains on sale of assets and other income, noninterest expense and income taxes. The Company's net income of $424,000 for the three months ended December 31, 1999 represented a slight decrease when compared to the same period in 1998.

Net interest income is the largest component of the Company's income and is affected by the interest rate environment and volume and composition of interest-earning assets and interest-bearing liabilities. Net interest income totaled $1,067,000 for the three months ended December 31, 1999, compared to $1,038,000 for the same period in 1998. The Company remains liability sensitive, whereby its interest-bearing liabilities will generally reprice more quickly than its interest-earning assets. Therefore, the Company's net interest margin will generally increase in periods of falling interest rates in the market and will decrease in periods of increasing interest rates. Accordingly, in a rising interest rate environment, the Company may need to increase rates to attract and retain deposits. Due to the negative gap position, the rise in interest rates may not have such an immediate impact on interest-earning assets. This lag could negatively affect net interest income.

Interest and fees on loans totaled $2,125,000 for the three months ended December 31, 1999 compared to $1,909,000 for the three months ended December 31, 1998. The increase in interest and fees on loans was due to higher average loan balances related to the origination of new one- to four-family real estate loans.

--------------------------------------------------------------------------------

                        DELPHOS CITIZENS BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

--------------------------------------------------------------------------------

Interest and dividends on securities totaled $151,000 for the three months ended December 31, 1999, compared to $203,000 for the same period in 1998. The decrease was primarily due to a decrease in the volume of securities since the prior period as the majority of the proceeds from principal payments have been reinvested in higher yielding loans.

Interest on deposits totaled $878,000 for the three months ended December 31, 1999, and $952,000 for the three months ended December 31, 1998. The decrease resulted from a lower average cost of deposits for the period.

Interest on FHLB advances was $363,000 for the three months ended December 31, 1999 compared to $151,000 for the three months ended December 31, 1998. Beginning in the third quarter of fiscal 1998, the Company borrowed funds to provide funding for loan growth and to leverage their excess capital. As opportunities arise, the Company may make additional borrowings to fund loan future demand.

The Company maintains an allowance for loan losses in an amount, which, in management's judgment, is adequate to absorb probable losses inherent in the loan portfolio. While management utilizes its best judgment and information available, ultimate adequacy of the allowance is dependent on a variety of factors, including performance of the Company's loan portfolio, the economy, changes in real estate values and interest rates and the view of the regulatory authorities toward loan classifications. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level considered adequate to absorb probable losses in the loan portfolio. The amount of the provision is based on management's regular review of the loan portfolio and consideration of such factors as historical loss experience, general prevailing economic conditions, changes in size and composition of the loan portfolio and specific borrower considerations, including ability of the borrower to repay the loan and the estimated value of the underlying collateral. The provision for loan losses totaled $9,000 during the three months ended December 31, 1999, compared to $3,000 for the same period in 1998.

Noninterest income totaled $57,000 for the three months ended December 31, 1999, compared to $159,000 for the three months ended December 31, 1998. The decrease was primarily the result of increased service charges and fees on loan accounts during the three months ended December 31, 1998 resulting primarily from the number of loan customer's refinancing their loans due to the decrease in interest rates in the fourth quarter of 1998.

Noninterest expense totaled $464,000 for the three months ended December 31, 1999, compared to $512,000 for the same period in 1998. The decrease primarily resulted from a decrease in compensation and benefits. No other components had a significant change from the same period in 1998.

The change in income tax expense is primarily attributable to the change in net income before income taxes. Income tax expense totaled $227,000, or an effective rate of 34.9%, for the three months ended December 31, 1999, compared to $240,000, or an effective rate of 35.2% for the three months ended December 31, 1998.

--------------------------------------------------------------------------------

                        DELPHOS CITIZENS BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

--------------------------------------------------------------------------------

Liquidity

Federally insured banks are required to maintain minimum levels of liquid assets. The Bank is currently required to maintain an average daily balance of liquid assets of at least 4% of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At December 31, 1999, the Bank complied with this requirement with a liquidity ratio of 13.45%. Management considers this liquidity position adequate to meet its expected needs for the foreseeable future.

Capital Resources

Savings institutions insured by the Federal Deposit Insurance Corporation are required by federal law to meet three regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, placing the institution in receivership or conservatorship.

The following table summarizes the Bank's regulatory capital requirements and actual capital at December 31, 1999.

                                                                     Excess of actual
                                                                   capital over current
                           Actual capital    Current requirement        requirement       Applicable
                          ----------------   -------------------   --------------------
(Dollars in thousands)    Amount   Percent    Amount     Percent    Amount      Percent   Asset Total
                          ------   -------   --------    -------   --------     -------   -----------
Tangible capital          $12,876      9.7%    $1,989        1.5%   $10,887        8.2%      $132,632
Core capital               12,876      9.7      3,979        3.0      8,897        6.7        132,632
Risk-based capital         13,019     18.5      5,619        8.0      7,400       10.5         70,240

The Bank's tangible and core capital consists solely of shareholders' equity. Risk based capital consists of core capital plus general loan loss allowances less certain assets required to be deducted.

At December 31, 1999, the Bank was considered well capitalized under Prompt Corrective Action Regulations.

Year 2000

The Company experienced no problems in their own computer application systems, nor has management been made aware of any system problems of the Company's major customers and vendors, related to Year 2000 issues. In addition, management believes the Company did not experience unusual deposit withdrawals related to Year 2000. In 1999, the Company's expenditures for Year 2000 issues totaled $2,028. The Company's total expenditures for Year 2000 issues totaled $77,066. The Company does not expect to incur any material costs over the next few months in regards to Year 2000 issues.

--------------------------------------------------------------------------------

                        DELPHOS CITIZENS BANCORP, INC.
                    QUANTITATIVE AND QUALITATIVE DISCLOSURE
                               ABOUT MARKET RISK

--------------------------------------------------------------------------------

Item 3.  Quantitative and Qualitative Disclosure About Market Risk
         ---------------------------------------------------------

There have been no material changes in the quantitative and qualitative disclosures about market risk as of December 31, 1999, from that presented in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

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

Item 3 -    Defaults Upon Senior Securities
            -------------------------------
            None

Item 4 -    Submission of Matter to a Vote of Security Holders
            --------------------------------------------------
            None

Item 5 -    Other Information
            -----------------
            None

Item 6 -    Exhibits and Reports on Form 8-K
            --------------------------------
            (a)  Exhibits

            Exhibit Number    Description
            --------------    -----------
            3.1               Certificate of Incorporation of Delphos Citizens
                              Bancorp, Inc. (1)
            3.2               Bylaws of Delphos Citizens Bancorp, Inc. (1)
            4.0               Stock Certificate of Delphos Citizens Bancorp,
                              Inc. (1)
            27.0              Financial Data Schedule

            (b) No current reports on Form 8-K were filed by the Company during the quarter ended December 31, 1999.

                 (1) Incorporated herein by reference from the Exhibits to the Registration Statement on Form S-1, as amended, filed on August 22, 1996, Registration No. 333-10639.

--------------------------------------------------------------------------------

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DELPHOS CITIZENS BANCORP INC.
                                        -----------------------------
                                        (Registrant)



Date:  February 9, 2000                 /s/ Joseph R. Reinemeyer
       ----------------                 --------------------------------------
                                        Joseph R. Reinemeyer
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

--------------------------------------------------------------------------------