Form 10-Q
period 2000-03-31
DELPHOS CITIZENS BANCORP INC
filed 2000-05-15
CIK 1021206

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period ended March 31, 2000

Commission File Number 333-10639
                       ---------

                        DELPHOS CITIZENS BANCORP, INC.
                        ------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                         34-1840187
           --------                                         ----------
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                              Identification No.)

                   114 East 3rd Street, Delphos, Ohio  45833
                   -----------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

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

           Class:                               Outstanding at April 30, 2000
Common stock, $0.01 par value                   1,584,783 common shares

                        DELPHOS CITIZENS BANCORP, INC.

                                     INDEX



                                                                       Page
                                                                       ----
PART I - FINANCIAL INFORMATION (UNAUDITED)

Item 1.  Financial Statements

   Consolidated Statements of Financial Condition....................    3

   Consolidated Statements of Income.................................    4

   Consolidated Statements of Comprehensive Income...................    5

   Condensed Consolidated Statements of Cash Flows...................    6

   Notes to Consolidated Financial Statements........................    7

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.............   11

Item 3.  Quantitative and Qualitative Disclosure About Market Risk...   15

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...........................................   16

Item 2.  Changes in Securities and Use of Proceeds...................   16

Item 3.  Defaults Upon Senior Securities.............................   16

Item 4.  Submission of Matters to a Vote of Security Holders.........   16

Item 5.  Other Information...........................................   16

Item 6.  Exhibits and Reports on Form 8-K............................   16

SIGNATURES...........................................................   17

                        DELPHOS CITIZENS BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)
-------------------------------------------------------------------------------

Item 1.  Financial Statements

                                                                     March 31,      September 30,
                                                                       2000             1999
                                                                   ------------     ------------
ASSETS
  Cash and amounts due from depository institutions                $  1,656,455     $  2,853,171
  Interest-bearing deposits in other financial institutions             711,165          847,106
                                                                   ------------     ------------
     Total cash and cash equivalents                                  2,367,620        3,700,277
  Securities available for sale                                       1,328,948        1,864,283
  Securities held to maturity (Estimated fair value of
   $6,386,383 in 2000 and $6,932,862 in 1999)                         6,328,942        6,804,708
  Federal Home Loan Bank stock                                        1,574,600        1,250,000
  Loans, net                                                        116,807,159      113,272,857
  Premises and equipment, net                                           639,214          662,283
  Accrued interest receivable                                           578,449          573,048
  Other assets                                                          112,432          100,110
                                                                   ------------     ------------

       Total assets                                                $129,737,364     $128,227,566
                                                                   ============     ============
LIABILITIES
  Deposits                                                         $ 77,487,083     $ 76,840,590
  Federal Home Loan Bank advances                                    26,000,000       25,000,000
  Escrow accounts                                                       321,103          306,750
  Accrued interest payable                                              253,669           52,734
  Other liabilities                                                     372,392          540,085
                                                                   ------------     ------------
     Total liabilities                                              104,434,247      102,740,159
                                                                   ------------     ------------
SHAREHOLDERS' EQUITY
  Preferred Stock, no par value, 1,000,000 shares authorized,
   none outstanding                                                          --               --
  Common stock, $.01 par value, 4,000,000 shares authorized,
   2,047,631 shares issued                                               20,476           20,476
  Additional paid-in capital                                         20,144,216       20,055,178
  Retained earnings                                                  16,006,221       15,458,050
  Treasury stock, at cost 462,848 at March 31, 2000
    and 409,439 at September 30, 1999                                (8,681,160)      (7,746,503)
  Unearned employee stock ownership plan shares                      (1,223,227)      (1,271,197)
  Unearned recognition and retention plan shares                       (927,460)        (995,176)
  Accumulated other comprehensive income                                (35,949)         (33,421)
                                                                   ------------     ------------
     Total shareholders' equity                                      25,303,117       25,487,407
                                                                   ------------     ------------

       Total liabilities and shareholders' equity                  $129,737,364     $128,227,566
                                                                   ============     ============

-------------------------------------------------------------------------------
         See accompanying notes to consolidated financial statements.

                        DELPHOS CITIZENS BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
--------------------------------------------------------------------------------

                                            Three Months Ended         Six Months Ended
                                                 March 31,                 March 31,
                                          --------------------      -----------------------
                                             2000         1999         2000         1999
                                          ----------   ----------   ----------   ----------
Interest income
  Loans, including fees                   $2,122,772   $1,938,092   $4,247,818   $3,846,904
  Securities                                 143,537      205,483      294,446      408,369
  FHLB stock dividends                        24,652       16,557       45,196       33,398
  Interest-bearing deposits                   19,103       13,294       29,657       26,271
                                          ----------   ----------   ----------   ----------
                                           2,310,064    2,173,426    4,617,117    4,314,942
                                          ----------   ----------   ----------   ----------
Interest expense
  Deposits                                   892,599      917,629    1,770,398    1,870,072
  FHLB advances                              362,589      174,340      725,260      325,605
                                          ----------   ----------   ----------   ----------
                                           1,255,188    1,091,969    2,495,658    2,195,677
                                          ----------   ----------   ----------   ----------

Net interest income                        1,054,876    1,081,457    2,121,459    2,119,265

Provision for loan losses                      9,000        9,000       18,000       12,000
                                          ----------   ----------   ----------   ----------
Net interest income after
  provision for loan losses                1,045,876    1,072,457    2,103,459    2,107,265
                                          ----------   ----------   ----------   ----------
Noninterest income
  Service charges and fees                    66,897      104,497      111,638      251,379
  Other income                                11,584       11,488       24,095       23,142
                                          ----------   ----------   ----------   ----------
                                              78,481      115,985      135,733      274,521
                                          ----------   ----------   ----------   ----------
Noninterest expense
  Compensation and benefits                  240,885      223,844      459,261      487,640
  Occupancy expense                           35,331       31,646       56,414       52,349
  Federal deposit insurance premiums           4,564       13,567       17,275       26,518
  State franchise taxes                       46,046       52,241       98,381      109,711
  Other expenses                             241,391      203,608      400,424      360,703
                                          ----------   ----------   ----------   ----------
                                             568,217      524,906    1,031,755    1,036,921
                                          ----------   ----------   ----------   ----------

Income before income tax                     556,140      663,536    1,207,437    1,344,865

Income tax expense                           208,700      239,900      435,759      479,550
                                          ----------   ----------   ----------   ----------

Net income                                $  347,440   $  423,636   $  771,678   $  865,315
                                          ==========   ==========   ==========   ==========
Earnings per common share
  Basic                                   $      .25   $      .28   $      .55   $      .56
  Diluted                                 $      .25   $      .28   $      .54   $      .56

-------------------------------------------------------------------------------
         See accompanying notes to consolidated financial statements.

                        DELPHOS CITIZENS BANCORP, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                   Three Months Ended       Six Months Ended
                                                        March 31,               March 31,
                                                 ----------------------   ---------------------
                                                   2000         1999        2000        1999
                                                 --------     --------    --------    --------
Net income                                       $347,440     $423,636    $771,678    $865,315

Other comprehensive income (loss)
     Unrealized holding gains (losses) on
      available for sale securities
      arising during the period                     7,720        2,786      (3,830)    (19,774)
     Tax effect                                    (2,625)        (947)      1,302       6,723
                                                 --------     --------    --------    --------

          Other comprehensive income (loss)         5,095        1,839      (2,528)    (13,051)
                                                 --------     --------    --------    --------

Comprehensive income                             $352,535     $425,475    $769,150    $852,264
                                                 ========     ========    ========    ========

-------------------------------------------------------------------------------
         See accompanying notes to consolidated financial statements.

                        DELPHOS CITIZENS BANCORP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                               Six Months Ended
                                                                   March 31,
                                                          --------------------------
                                                              2000           1999
                                                          -----------    -----------
Net cash from operating activities                        $   923,539    $   971,856

Cash flows from investing activities
  Securities available for sale
     Proceeds from principal payments                         530,756      2,063,330
  Securities held to maturity
     Proceeds from maturities and principal payments          481,986      1,274,691
  Purchases of Federal Home Loan Bank stock                  (279,500)            --
  Net increase in loans                                    (3,552,302)    (7,525,358)
  Premises and equipment expenditures                          (2,143)       (54,717)
                                                          -----------    -----------
     Net cash from investing activities                    (2,821,203)    (4,242,054)
                                                          -----------    -----------
Cash flows from financing activities
  Net change in deposits                                      646,493        572,924
  Net change in escrow accounts                                14,353         17,409
  Advances from FHLB                                        1,000,000      5,000,000
  Dividends on unallocated ESOP shares                         62,327             --
  Cash dividends paid                                        (223,508)      (210,419)
  Purchase of treasury stock                                 (934,658)    (1,385,457)
                                                          -----------    -----------
     Net cash from financing activities                       565,007      3,994,457
                                                          -----------    -----------

Net change in cash and cash equivalents                    (1,332,657)       724,259

Cash and cash equivalents at beginning of period            3,700,277      1,618,326
                                                          -----------    -----------

Cash and cash equivalents at end of period                $ 2,367,620    $ 2,342,585
                                                          ===========    ===========
Supplemental disclosures of cash flow information
  Cash paid during the period for:
     Interest                                             $ 2,294,723    $ 2,204,126
     Income taxes                                             452,549        476,702

-------------------------------------------------------------------------------
         See accompanying notes to consolidated financial statements.

                        DELPHOS CITIZENS BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
-------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:  These interim consolidated financial statements are
---------------------
prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Delphos Citizens Bancorp, Inc. at March 31, 2000, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-Q and, therefore, do not purport to contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The annual report for the Company for the year ended September 30, 1999, contains consolidated financial statements and related notes that should be read in conjunction with the accompanying unaudited consolidated financial statements.

Consolidation Policy:  The consolidated financial statements include the
--------------------
accounts of Delphos Citizens Bancorp, Inc. ("Delphos") and its wholly-owned subsidiary, Citizens Bank of Delphos ("Bank"), together referred to as the Company. All significant intercompany balances and transactions have been eliminated.

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


-------------------------------------------------------------------------------
                                  (Continued)

                        DELPHOS CITIZENS BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
-------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The factors used in the earnings per share computation were as follows:

                                                             Three Months Ended           Six Months Ended
                                                                  March 31,                  March 31,
                                                          ------------------------     -----------------------
                                                             2000          1999          2000          1999
                                                          ----------    ----------    ----------    ----------
Basic earnings per common share
     Net income                                           $  347,440    $  423,636    $  771,678    $  865,315
                                                          ==========    ==========    ==========    ==========
      Weighted average common shares
       outstanding                                         1,584,789     1,721,067     1,595,714     1,738,721
     Less:  Average unallocated ESOP
       shares                                               (123,893)     (133,489)     (125,093)     (134,702)
     Less:  Average nonvested RRP shares                     (62,274)      (69,353)      (63,429)      (70,391)
                                                          ----------    ----------    ----------    ----------

     Average shares                                        1,398,622     1,518,225     1,407,192     1,533,628
                                                          ==========    ==========    ==========    ==========

     Basic earnings per common share                      $      .25    $      .28    $      .55    $      .56
                                                          ==========    ==========    ==========    ==========
Diluted earnings per common share
     Net income                                           $  347,440    $  423,636    $  771,678    $  865,315
                                                          ==========    ==========    ==========    ==========
     Weighted average common shares
       outstanding for basic earnings per
       common shares                                       1,398,622     1,518,225     1,407,192     1,533,628
     Add:  Dilutive effects of average
       nonvested RRP shares                                       --            --         3,508            --
     Add:  Dilutive effects of stock options                   7,900        20,579        14,344        20,618
                                                          ----------    ----------    ----------    ----------
     Average shares and dilutive potential
       common shares                                       1,406,522     1,538,804     1,425,044     1,554,246
                                                          ==========    ==========    ==========    ==========

     Diluted earnings per common share                    $      .25    $      .28    $      .54    $      .56
                                                          ==========    ==========    ==========    ==========

Stock options for 5,097 shares of common stock were not considered in computing diluted earnings per common share for the three and six months ended March 31, 2000 and 1999.

-------------------------------------------------------------------------------
                                  (Continued)

                        DELPHOS CITIZENS BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
-------------------------------------------------------------------------------

NOTE 2 - SECURITIES

The amortized cost and fair values of securities were as follows:

                                               Gross         Gross
                                Amortized    Unrealized   Unrealized       Fair
                                   Cost        Gains         Loss         Value
                                ----------   ----------   -----------   ----------
March 31, 2000

Available for sale
  Ginnie Mae Certificates       $  595,143     $     --     $(16,197)   $  578,946
  Fannie Mae Certificates          788,273           --      (38,271)      750,002
                                ----------     --------     --------    ----------

  Total                         $1,383,416     $     --     $(54,468)   $1,328,948
                                ==========     ========     ========    ==========
Held to maturity
  Ginnie Mae Certificates       $6,292,010     $111,695     $(55,212)   $6,348,493
  Freddie Mac Certificates          36,932          958           --        37,890
                                ----------     --------     --------    ----------

     Total                      $6,328,942     $112,653     $(55,212)   $6,386,383
                                ==========     ========     ========    ==========
September 30, 1999

Available for sale
  Ginnie Mae Certificates       $  612,628     $  1,928     $(11,486)   $  603,070
  Fannie Mae Certificates        1,302,293           --      (41,080)    1,261,213
                                ----------     --------     --------    ----------

     Total                      $1,914,921     $  1,928     $(52,566)   $1,864,283
                                ==========     ========     ========    ==========
Held to maturity
  Ginnie Mae Certificates       $6,751,603     $156,048     $(29,891)   $6,877,760
  Freddie Mac Certificates          53,105        1,997           --        55,102
                                ----------     --------     --------    ----------

     Total                      $6,804,708     $158,045     $(29,891)   $6,932,862
                                ==========     ========     ========    ==========

There were no sales of securities during the three and six months ended March 31, 2000 or 1999.


-------------------------------------------------------------------------------
                                  (Continued)

                        DELPHOS CITIZENS BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
-------------------------------------------------------------------------------

NOTE 3 - LOANS

Loans were as follows:

                                                               March 31,      September 30,
                                                                  2000             1999
                                                              ------------    -------------
  Real estate loans
     One- to four-family                                      $102,906,303     $ 99,540,099
     Multi-family                                                2,349,323        2,276,434
     Commercial real estate                                      6,710,516        6,562,409
     Construction and land                                       4,366,374        5,413,046
                                                              ------------    -------------
                                                               116,332,516      113,791,988
  Less:
     Mortgage loans in process                                  (3,596,088)      (3,717,498)
     Net deferred loan origination fees                            (28,663)         (28,205)
                                                              ------------    -------------
                                                               112,707,765      110,046,285
  Consumer and other loans
     Manufactured homes                                            105,491          116,985
     Home equity loans                                           3,321,799        2,326,539
     Unsecured loans                                               104,354          133,286
     Other consumer loans                                          714,631          783,255
                                                              ------------    -------------
                                                                 4,246,275        3,360,065

  Less:  Allowance for loan losses                                (146,881)        (133,493)
                                                              ------------    -------------

                                                              $116,807,159     $113,272,857
                                                              ============    =============

Activity in the allowance for loan losses was as follows:

                                             Three Months Ended           Six Months Ended
                                                 March 31,                    March 31,
                                            --------------------    -----------------------------
                                              2000        1999          2000             1999
                                            --------    --------    ------------    -------------
Beginning balance                           $142,743    $121,360    $    133,493     $    118,360
Provision for loan losses                      9,000       9,000          18,000           12,000
Recoveries                                        --          --             250               --
Charge-offs                                   (4,862)     (5,392)         (4,862)          (5,392)
                                            --------    --------    ------------    -------------

Ending balance                              $146,881    $124,968    $    146,881     $    124,968
                                            ========    ========    ============    =============

Loans considered impaired within the scope of SFAS No. 114 were not significant at March 31, 2000 and September 30, 1999, and during the three and six months ended March 31, 2000 and 1999.

-------------------------------------------------------------------------------
                                  (Continued)

                        DELPHOS CITIZENS BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
-------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
         and Results of Operations
         -------------------------

The following discusses the financial condition of the Company as of March 31, 2000, as compared to September 30, 1999, and the results of operations for the three and six month periods ended March 31, 2000, compared with the same periods in 1999. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.


Forward Looking Statements

When used in this document, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "projected," or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Bank's market area, change in policies by regulatory agencies, fluctuations in interest rates, demand from historical earnings and those presently anticipated or projected. Factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any statements expressed with respect to future periods.

The Company does not undertake, and specifically disclaims any obligation, to publicly revise any forward looking statements to reflect events of circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


Analysis of Financial Condition

The Company's assets totaled $129.7 million at March 31, 2000, an increase of $1.5 million, or 1.2%, from $128.2 million at September 30, 1999. The growth in assets was primarily in loans partly offset by a decrease in securities. Such growth was funded by increased deposits and borrowed funds.

At March 31, 2000, the Company's securities portfolio was comprised of Ginnie Mae, Fannie Mae and Freddie Mac fixed and variable rate securities. Approximately 17.4% of the securities portfolio was classified as available for sale. The remainder of the securities portfolio was classified as held to maturity as the Company does not anticipate the need to sell these securities due to the Company's liquidity position and ability to obtain additional funds through the use of FHLB advances. Management's strategy emphasizes the investment in mortgage-backed securities guaranteed by U.S. government agencies in order to minimize risk.

Net loans increased from $113.3 million at September 30, 1999 to $116.8 million at March 31, 2000. The growth in loans was primarily in one- to four-family real estate loans, which increased $3.4 million, or 3.4%, during the period. Growth in total real estate loans is primarily related to growth in the Company's market area. Construction loans decreased $1.0 million as loans were converted to permanent financing upon completion of construction. Changes in other types of loans were not significant.


-------------------------------------------------------------------------------

                        DELPHOS CITIZENS BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
-------------------------------------------------------------------------------

Total deposits increased $700,000, or .9%, from $76.8 million at September 30, 1999 to $77.5 million at March 31, 2000. The Company experienced increases in all deposit types, however, no individual type made up a significant amount of the increase.

Borrowings from the FHLB totaled $26.0 million at March 31, 2000, an increase of $1.0 million from September 30, 1999. Management has used advances from the FHLB as an alternative source of funds in order to continue to meet loan demand and to leverage the Company's excess capital.

Shareholders' equity totaled $25.3 million at March 31, 2000, a decrease of $200,000 from $25.5 million at September 30, 1999. Equity as a percentage of assets decreased slightly from 19.9% at September 30, 1999 to 19.5% at March 31, 2000. The decrease was primarily the result of the Company purchasing 53,409 shares of its common stock.


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

The Company's net income is primarily dependent on its net interest income (the difference between interest income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities). Net income is also affected by provisions for loan losses, service charges, gains on sale of assets and other income, noninterest expense and income taxes. The Company's net income of $347,000 and $772,000 for the three and six months ended March 31, 2000 represented decreases of $77,000 and $93,000 when compared to the same periods in 1999. Basic earnings per share decreased $.03 and $.01 per share from $.28 and $.56 per share for 1999 to $.25 and $.55 per share for 2000.

Net interest income is the largest component of the Company's income and is affected by the interest rate environment and volume and composition of interest-earning assets and interest-bearing liabilities. Net interest income totaled $1,055,000 and $2,121,000 for the three and six months ended March 31, 2000, compared to $1,081,000 and $2,119,000 for the same periods in 1999. The Company remains liability sensitive, whereby its interest-bearing liabilities will generally reprice more quickly than its interest-earning assets.
Therefore, the Company's net interest margin will generally increase in periods of falling interest rates in the market and will decrease in periods of rising interest rates. Accordingly, in a rising interest rate environment, the Company may need to increase rates to attract and retain deposits. Due to the negative gap position, the rise in interest rates may not have such an immediate impact on interest-earning assets. This lag could negatively affect net interest income in future periods.

Interest and fees on loans totaled $2,123,000 and $4,248,000 for the three and six months ended March 31, 2000 compared to $1,938,000 and $3,847,000 for the three and six months ended March 31, 1999. The increase in interest and fees on loans was due to an overall increase in the interest rate environment and higher average loan balances related to the origination of new one- to four-family real estate loans.

-------------------------------------------------------------------------------

                        DELPHOS CITIZENS BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
-------------------------------------------------------------------------------

Interest and dividends on securities totaled $144,000 and $294,000 for the three and six months ended March 31, 2000, compared to $205,000 and $408,000 for the same periods in 1999. The decrease was primarily due to a decrease in the volume of securities held since the prior period as the majority of the proceeds from principal payments have been reinvested in higher yielding loans.

Interest on deposits totaled $893,000 and $1,770,000 for the three and six months ended March 31, 2000, and $918,000 and $1,870,000 for the three and six months ended March 31, 1999. The decrease resulted from a lower average cost of deposits for the period.

Interest on FHLB advances was $363,000 and $725,000 for the three and six months ended March 31, 2000 compared to $174,000 and $326,000 for the three and six months ended March 31, 1999. Beginning in the third quarter of fiscal 1998, the Company borrowed funds to provide funding for loan growth and to leverage its excess capital. As opportunities arise, the Company may make additional borrowings to fund future loan demand.

The Company maintains an allowance for loan losses in an amount, which, in management's judgment, is adequate to absorb probable losses inherent in the loan portfolio. While management utilizes its best judgment and information available, ultimate adequacy of the allowance is dependent on a variety of factors, including performance of the Company's loan portfolio, the economy, changes in real estate values and interest rates and the view of the regulatory authorities toward loan classifications. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level considered adequate to absorb probable losses in the loan portfolio. The amount of the provision is based on management's regular review of the loan portfolio and consideration of such factors as historical loss experience, general prevailing economic conditions, changes in size and composition of the loan portfolio and specific borrower considerations, including ability of the borrower to repay the loan and the estimated value of the underlying collateral. The provision for loan losses totaled $9,000 and $18,000 during the three and six months ended March 31, 2000, compared to $9,000 and $12,000 for the same periods in 1999.

Noninterest income totaled $78,000 and $136,000 for the three and six months ended March 31, 2000, compared to $116,000 and $275,000 for the three and six months ended March 31, 1999. The decrease was primarily the result of increased service charges and fees on loan accounts during the six months ended March 31, 1999 resulting primarily from the number of loan customers refinancing their loans due to the decrease in interest rates in the fourth quarter of 1999.

Noninterest expense totaled $568,000 and $1,032,000 for the three and six months ended March 31, 2000, compared to $525,000 and $1,037,000 for the same periods in 1999. Noninterest expense is comprised of employee compensation and benefits, occupancy, deposit insurance premiums, state franchise taxes and miscellaneous other expenses. No individual component had a significant change from the same period in 1999.

The change in income tax expense is primarily attributable to the change in net income before income taxes. Income tax expense totaled $209,000 and $436,000, or an effective rate of 37.5% and 36.1%, for the three and six months ended March 31, 2000, compared to $240,000 and $480,000, or an effective rate of 36.2% and 35.7% for the three and six months ended March 31, 1999.


-------------------------------------------------------------------------------

                        DELPHOS CITIZENS BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
-------------------------------------------------------------------------------

Liquidity

Federally insured banks are required to maintain minimum levels of liquid assets. The Bank is currently required to maintain an average daily balance of liquid assets of at least 4% of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At March 31, 2000, the Bank complied with this requirement with a liquidity ratio of 9.8%. Management considers this liquidity position adequate to meet its expected needs for the foreseeable future.


Capital Resources

Savings institutions insured by the Federal Deposit Insurance Corporation are required by federal law to meet three regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, placing the institution in receivership or conservatorship.

The following table summarizes the Bank's regulatory capital requirements and actual capital at March 31, 2000.

                                                                         Excess of actual
                                                                       capital over current
                              Actual capital     Current requirement       requirement
                            ------------------   --------------------   ------------------   Applicable
 (Dollars in thousands)     Amount    Percent     Amount     Percent    Amount    Percent    Asset Total
                            -------   --------   --------   ---------   -------   --------   -----------
Tangible capital            $15,331      11.8%     $1,947        1.5%   $13,384      10.3%      $129,778
Core capital                 15,331      11.8       3,893        3.0     11,438       8.8        129,778
Risk-based capital           15,478      21.9       5,652        8.0      9,826      13.9         70,647

The Bank's tangible and core capital consists solely of shareholder equity. Risk based capital consists of core capital plus general loan loss allowances less certain assets required to be deducted.

At March 31, 2000, the Bank was considered well capitalized under Prompt Corrective Action Regulations.


Year 2000

The Company experienced no problems in their own computer application systems, nor has management been made aware of any system problems of the Company's major customers and vendors, related to Year 2000 issues. In addition, management believes the Company did not experience unusual deposit withdrawals related to Year 2000. In 1999, the Company's expenditures for Year 2000 issues totaled $77,066. The Company does not expect to incur any material costs over the next few months in regards to Year 2000 issues.

-------------------------------------------------------------------------------

                        DELPHOS CITIZENS BANCORP, INC.
                    QUANTITATIVE AND QUALITATIVE DISCLOSURE
                               ABOUT MARKET RISK
-------------------------------------------------------------------------------

Item 3.  Quantitative and Qualitative Disclosure About Market Risk
         ---------------------------------------------------------

There have been no material changes in the quantitative and qualitative disclosures about market risk as of March 31, 2000, from that presented in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

-------------------------------------------------------------------------------

                        DELPHOS CITIZENS BANCORP, INC.
                          PART II - OTHER INFORMATION

-------------------------------------------------------------------------------


Item 1 -  Legal Proceedings
          -----------------
          None

Item 2 -  Changes in Securities and Use of Proceeds
          -----------------------------------------
          None

Item 3 -  Defaults Upon Senior Securities
          -------------------------------
          None

Item 4 -  Submission of Matter to a Vote of Security Holders
          --------------------------------------------------
          The annual meeting of shareholders was held on January 26, 2000. The Board of Direcotrs of the Company solicited proxies for the meeting pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

          There was no solicitation in opposition to the Board's nominees for director and all of such nominees were elected as follows:

                                Votes For      Votes Withheld      Broker Non-votes
                               -----------    ----------------    ------------------
  Nancy C. Rumschlag            1,242,586           68,945                 0

          One additional proposal was submitted for a vote, with the following results:

                                                          Votes For     Votes Against
                                                          ---------     -------------
          (a) Ratification of the appointment of          1,289,406         4,248
              Crowe, Chizek & Company LLP as
              independent auditors of the Company
              for the fiscal year ending
              September 30, 2000.

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

          (b) No current reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2000.

          (1) Incorporation herein by reference from the Exhibits to the Registration Statement on Form S-1, as amended, filed on August 22, 1996, Registration No. 333-10639.

-------------------------------------------------------------------------------

                        DELPHOS CITIZENS BANCORP, INC.
                          PART II - OTHER INFORMATION
-------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         DELPHOS CITIZENS BANCORP INC.
                                         -----------------------------
                                         (Registrant)



Date:  May 15, 2000                      /s/ Joseph R. Reinemeyer
      ------------------                 -------------------------------------
                                         Joseph R. Reinemeyer
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)