Form 10-Q
period 2000-06-30
DELPHOS CITIZENS BANCORP INC
filed 2000-08-14
CIK 1021206

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period ended June 30, 2000

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

Yes     X     No
     -------     ------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Class:                            Outstanding at July 31,2000
Common stock, $0.01 par value                 1,584,783 common shares

                        DELPHOS CITIZENS BANCORP, INC.
                                     INDEX

                                                                       Page
                                                                       ----
PART I - FINANCIAL INFORMATION (UNAUDITED)

Item 1.  Financial Statements

   Consolidated Statements of Financial Condition....................    3

   Consolidated Statements of Income.................................    4

   Consolidated Statements of Comprehensive Income...................    5

   Condensed Consolidated Statements of Cash Flows...................    6

   Notes to Consolidated Financial Statements........................    7

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.............   12

Item 3.  Quantitative and Qualitative Disclosure About Market Risk...   16

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...........................................   17

Item 2.  Changes in Securities and Use of Proceeds...................   17

Item 3.  Defaults Upon Senior Securities.............................   17

Item 4.  Submission of Matters to a Vote of Security Holders.........   17

Item 5.  Other Information...........................................   17

Item 6.  Exhibits and Reports on Form 8-K............................   17

SIGNATURES...........................................................   18

                        DELPHOS CITIZENS BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

Item 1.  Financial Statements


                                                                     June 30,      September 30,
                                                                       2000             1999
                                                                   ------------     ------------
ASSETS
  Cash and amounts due from depository institutions                $  1,594,910     $  2,853,171
  Interest-bearing deposits in other financial institutions             468,798          847,106
                                                                   ------------     ------------
     Total cash and cash equivalents                                  2,063,708        3,700,277
  Securities available for sale                                       1,320,010        1,864,283
  Securities held to maturity (Estimated fair value of
   $6,116,368 in 2000 and $6,932,862 in 1999)                         6,079,209        6,804,708
  Federal Home Loan Bank stock                                        1,602,000        1,250,000
  Loans, net                                                        120,677,614      113,272,857
  Premises and equipment, net                                           626,752          662,283
  Accrued interest receivable                                           620,456          573,048
  Other assets                                                          109,499          100,110
                                                                   ------------     ------------
       Total assets                                                $133,099,248     $128,227,566
                                                                   ============     ============
LIABILITIES
  Deposits                                                         $ 76,544,307     $ 76,840,590
  Federal Home Loan Bank advances                                    30,000,000       25,000,000
  Escrow accounts                                                       193,668          306,750
  Accrued interest payable                                              228,345           52,734
  Other liabilities                                                     388,099          540,085
                                                                   ------------     ------------
     Total liabilities                                              107,354,419      102,740,159
                                                                   ------------     ------------
SHAREHOLDERS' EQUITY
  Preferred Stock, no par value, 1,000,000 shares authorized,
   none outstanding                                                          --               --
  Common stock, $.01 par value, 4,000,000 shares authorized,
   2,047,631 shares issued                                               20,476           20,476
  Additional paid-in capital                                         20,155,875       20,055,178
  Retained earnings                                                  16,244,986       15,458,050
  Treasury stock, at cost 462,848 at June 30, 2000
   and 409,439 at September 30, 1999                                 (8,681,160)      (7,746,503)
  Unearned employee stock ownership plan shares                      (1,199,242)      (1,271,197)
  Unearned recognition and retention plan shares                       (764,211)        (995,176)
  Accumulated other comprehensive income                                (31,895)         (33,421)
                                                                   ------------     ------------
     Total shareholders' equity                                      25,744,829       25,487,407
                                                                   ------------     ------------
       Total liabilities and shareholders' equity                  $133,099,248     $128,227,566
                                                                   ============     ============

         See accompanying notes to consolidated financial statements.

                        DELPHOS CITIZENS BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                             Three Months Ended         Nine Months Ended
                                                  June 30,                  June 30,
                                          -----------------------   -----------------------
                                              2000        1999         2000         1999
                                          ----------   ----------   ----------   ----------
INTEREST INCOME
  Loans, including fees                   $2,240,404   $1,989,802   $6,488,222   $5,836,706
  Securities                                 140,095      174,810      434,541      583,179
  FHLB stock dividends                        27,405       16,482       72,601       49,880
  Interest-bearing deposits                   13,035       11,476       42,692       37,747
                                          ----------   ----------   ----------   ----------
                                           2,420,939    2,192,570    7,038,056    6,507,512
                                          ----------   ----------   ----------   ----------
INTEREST EXPENSE
  Deposits                                   931,647      887,213    2,702,045    2,757,285
  FHLB advances                              427,743      222,285    1,153,003      547,890
                                          ----------   ----------   ----------   ----------
                                           1,359,390    1,109,498    3,855,048    3,305,175
                                          ----------   ----------   ----------   ----------
NET INTEREST INCOME                        1,061,549    1,083,072    3,183,008    3,202,337

Provision for loan losses                      9,000        9,000       27,000       21,000
                                          ----------   ----------   ----------   ----------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                1,052,549    1,074,072    3,156,008    3,181,337
                                          ----------   ----------   ----------   ----------
NONINTEREST INCOME
  Service charges and fees                    53,461       69,260      165,099      320,639
  Gain on sale of real estate owned               --        8,532           --        8,532
  Other income                                12,220       11,333       36,315       34,475
                                          ----------   ----------   ----------   ----------
                                              65,681       89,125      201,414      363,646
                                          ----------   ----------   ----------   ----------
NONINTEREST EXPENSE
  Compensation and benefits                  348,672      256,871      807,933      744,511
  Occupancy expense                           23,262       24,480       79,676       76,829
  Federal deposit insurance premiums           4,525       13,235       21,800       39,753
  State franchise taxes                       44,604       52,242      142,985      161,953
  Other expenses                             179,731      151,505      580,155      512,208
                                          ----------   ----------   ----------   ----------
                                             600,794      498,333    1,632,549    1,535,254
                                          ----------   ----------   ----------   ----------
Income before income tax                     517,436      664,864    1,724,873    2,009,729

Income tax expense                           152,000      225,100      587,759      704,650
                                          ----------   ----------   ----------   ----------
NET INCOME                                $  365,436   $  439,764   $1,137,114   $1,305,079
                                          ==========   ==========   ==========   ==========
Earnings per common share
  Basic                                         $.26         $.30         $.81         $.86
  Diluted                                       $.26         $.29         $.80         $.85


         See accompanying notes to consolidated financial statements.

                        DELPHOS CITIZENS BANCORP, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (Unaudited)

                                                  Three Months Ended        Nine Months Ended
                                                        June 30,                June 30,
                                                 --------------------   -------------------------
                                                   2000        1999          2000          1999
                                                 --------    --------    ----------    ----------
NET INCOME                                       $365,436    $439,764    $1,137,114    $1,305,079

Other comprehensive income (loss)
     Unrealized holding gains (losses) on
      available for sale securities
      arising during the period                     6,142     (20,428)        2,312       (40,202)
     Tax effect                                    (2,088)      6,946          (786)       13,669
                                                 --------    --------    ----------    ----------
          Other comprehensive income (loss)         4,054     (13,482)        1,526       (26,533)
                                                 --------    --------    ----------    ----------
COMPREHENSIVE INCOME                             $369,490    $426,282    $1,138,640    $1,278,546
                                                 ========    ========    ==========    ==========

         See accompanying notes to consolidated financial statements.

                        DELPHOS CITIZENS BANCORP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                Nine Months Ended
                                                                    June 30,
                                                          -----------------------------
                                                              2000            1999
                                                          ------------    ------------
NET CASH FROM OPERATING ACTIVITIES                        $  1,412,679    $  1,516,667

CASH FLOWS FROM INVESTING ACTIVITIES
  Securities available for sale
     Proceeds from principal payments                          545,462       2,430,404
  Securities held to maturity
     Proceeds from maturities and principal payments           734,829       1,761,781
  Purchases of Federal Home Loan Bank stock                   (279,500)        (92,300)
  Net increase in loans                                     (7,431,757)    (11,326,652)
  Premises and equipment expenditures                           (2,143)        (54,717)
                                                          ------------    ------------
     Net cash from investing activities                     (6,433,109)     (7,281,484)
                                                          ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in deposits                                      (296,283)     (1,296,467)
  Net change in escrow accounts                               (113,082)         (6,681)
  Advances from FHLB                                        70,000,000      27,000,000
  Principal payments on FHLB advances                      (65,000,000)    (17,000,000)
  Dividends on unallocated ESOP shares                          62,327              --
  Shares purchased under RRP                                        --         (43,488)
  Cash dividends paid                                         (334,443)       (310,511)
  Purchase of treasury stock                                  (934,658)     (1,583,857)
                                                          ------------    ------------
     Net cash from financing activities                      3,383,861       6,758,996
                                                          ------------    ------------

Net change in cash and cash equivalents                     (1,636,569)        994,179

Cash and cash equivalents at beginning of period             3,700,277       1,618,326
                                                          ------------    ------------

Cash and cash equivalents at end of period                $  2,063,708    $  2,612,505
                                                          ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
     Interest                                             $  3,679,437    $  3,312,762
     Income taxes                                              903,549         691,702

         See accompanying notes to consolidated financial statements.

                        DELPHOS CITIZENS BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: These interim consolidated financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Delphos Citizens Bancorp, Inc. at June 30, 2000, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-Q and, therefore, do not purport to contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The annual report for the Company for the year ended September 30, 1999, contains consolidated financial statements and related notes that should be read in conjunction with the accompanying unaudited consolidated financial statements.

Consolidation Policy: The consolidated financial statements include the accounts of Delphos Citizens Bancorp, Inc. ("Delphos") and its wholly-owned subsidiary, Citizens Bank of Delphos ("Bank"), together referred to as the Company. All significant intercompany balances and transactions have been eliminated.

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

Earnings Per Common Share: Basic earnings per common share is net income divided by the weighted average number of shares outstanding during the period. Employee Stock Ownership Plan ("ESOP") shares are considered to be outstanding for this calculation unless unearned. Recognition and Retention Plan ("RRP") shares are considered outstanding as they become vested. Diluted earnings per common share includes the dilutive effect of RRP shares and the additional potential common shares issuable under stock options.

                        DELPHOS CITIZENS BANCORP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The factors used in the earnings per share computation were as follows:

                                                            Three Months Ended           Nine Months Ended
                                                                 June 30,                    June 30,
                                                          ------------------------    ------------------------
                                                             2000          1999          2000          1999
                                                          ----------    ----------    ----------    ----------
BASIC EARNINGS PER COMMON SHARE
     Net income                                           $  365,436    $  439,764    $1,137,114    $1,305,079
                                                          ==========    ==========    ==========    ==========

     Weighted average common shares
       outstanding                                         1,584,783     1,670,938     1,590,246     1,716,042
     Less:  Average unallocated ESOP
       shares                                               (121,497)     (131,091)     (123,296)     (133,498)
     Less:  Average nonvested RRP shares                     (54,692)      (66,787)      (57,871)      (69,105)
                                                          ----------    ----------    ----------    ----------

     Average shares                                        1,408,594     1,473,060     1,409,079     1,513,439
                                                          ==========    ==========    ==========    ==========

     Basic earnings per common share                      $      .26    $      .30    $      .81    $      .86
                                                          ==========    ==========    ==========    ==========

DILUTED EARNINGS PER COMMON SHARE
     Net income                                           $  365,436    $  439,764    $1,137,114    $1,305,079
                                                          ==========    ==========    ==========    ==========
     Weighted average common shares
       outstanding for basic earnings per
       common shares                                       1,408,594     1,473,060     1,409,079     1,513,439
     Add:  Dilutive effects of average
       nonvested RRP shares                                       --         7,070            --         8,264
     Add:  Dilutive effects of stock options                     136        16,988         9,525        18,966
                                                          ----------    ----------    ----------    ----------

     Average shares and dilutive potential
       common shares                                       1,408,730     1,497,118     1,418,604     1,540,669
                                                          ==========    ==========    ==========    ==========

     Diluted earnings per common share                    $      .26    $      .29    $      .80    $      .85
                                                          ==========    ==========    ==========    ==========

Stock options for 117,225 and 5,097 shares of common stock were not considered in computing diluted earnings per common share for the three and nine months ended June 30, 2000 and 1999, as they were antidilutive.

                        DELPHOS CITIZENS BANCORP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)


NOTE 2 - SECURITIES

The amortized cost and fair values of securities were as follows:

                                               Gross         Gross
                                Amortized    Unrealized   Unrealized       Fair
                                   Cost        Gains         Loss         Value
                                ----------   ----------   -----------   ----------
June 30, 2000

Available for sale
  Ginnie Mae Certificates       $  582,443     $     --     $(14,504)   $  567,939
  Fannie Mae Certificates          785,893           --      (33,822)      752,071
                                ----------     --------     --------    ----------

     Total                      $1,368,336     $     --     $(48,326)   $1,320,010
                                ==========     ========     ========    ==========

Held to maturity
  Ginnie Mae Certificates       $6,048,118     $ 85,251     $(49,108)   $6,084,261
  Freddie Mac Certificates          31,091        1,016           --        32,107
                                ----------     --------     --------    ----------

     Total                      $6,079,209     $ 86,267     $(49,108)   $6,116,368
                                ==========     ========     ========    ==========

September 30, 1999

Available for sale
  Ginnie Mae Certificates       $  612,628     $  1,928     $(11,486)   $  603,070
  Fannie Mae Certificates        1,302,293           --      (41,080)    1,261,213
                                ----------     --------     --------    ----------

     Total                      $1,914,921     $  1,928     $(52,566)   $1,864,283
                                ==========     ========     ========    ==========

Held to maturity
  Ginnie Mae Certificates       $6,751,603     $156,048     $(29,891)   $6,877,760
  Freddie Mac Certificates          53,105        1,997           --        55,102
                                ----------     --------     --------    ----------

     Total                      $6,804,708     $158,045     $(29,891)   $6,932,862
                                ==========     ========     ========    ==========

There were no sales of securities during the three and nine months ended June 30, 2000 or 1999.

                        DELPHOS CITIZENS BANCORP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)


NOTE 3 - LOANS

Loans were as follows:

                                                                                       June 30,      September 30,
                                                                                         2000             1999
                                                                                     ------------    -------------
  Real estate loans
     One- to four-family                                                             $105,637,111     $ 99,540,099
     Multi-family                                                                       2,328,099        2,276,434
     Commercial real estate                                                             6,613,637        6,562,409
     Construction and land                                                              5,374,838        5,413,046
                                                                                     ------------     ------------
                                                                                      119,953,685      113,791,988
  Less:
     Mortgage loans in process                                                         (4,100,260)      (3,717,498)
     Net deferred loan origination fees                                                   (23,660)         (28,205)
                                                                                     ------------     ------------
                                                                                      115,829,765      110,046,285
  Consumer and other loans
     Manufactured homes                                                                    81,468          116,985
     Home equity loans                                                                  4,081,777        2,326,539
     Unsecured loans                                                                       98,328          133,286
     Other consumer loans                                                                 742,157          783,255
                                                                                     ------------     ------------
                                                                                        5,003,730        3,360,065

  Less:  Allowance for loan losses                                                       (155,881)        (133,493)
                                                                                     ------------     ------------
                                                                                     $120,677,614     $113,272,857
                                                                                     ============     ============

Activity in the allowance for loan losses was as follows:

                                                                 Three Months Ended          Nine Months Ended
                                                                      June 30,                   June 30,
                                                                 -----------------      --------------------------
                                                                   2000       1999          2000           1999
                                                                 --------   -------     ---------       ----------

Beginning balance                                              $146,881   $124,968      $ 133,493       $  118,360
Provision for loan losses                                         9,000      9,000         27,000           21,000
Recoveries                                                           --         --            250               --
Charge-offs                                                          --         --         (4,862)          (5,392)
                                                               --------   --------      ---------       ----------

Ending balance                                                 $155,881   $133,968      $ 155,881       $  133,968
                                                               ========   ========      =========       ==========

Loans considered impaired within the scope of SFAS No. 114 were not significant at June 30, 2000 and September 30, 1999, and during the three and nine months ended June 30, 2000 and 1999.

                        DELPHOS CITIZENS BANCORP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)

NOTE 4 - SEVERANCE PLAN

The Board of Directors approved the Citizens Bank of Delphos Employee Severance Compensation Plan to provide benefits to eligible employees in the event of a change in control. Generally, eligible employees are those employees who have completed twelve consecutive months of service with the Bank. Under the Plan, participants terminated in conjunction with a change in control will be entitled to receive a severance benefit equal to 1/26 of their annual compensation for each year of service up to a maximum of 100% of the participants annual compensation.

No compensation expense has been accrued for these plans during the nine months ended June 30, 2000.


NOTE 5 - RECOGNITION AND RETENTION PLAN

In connection with the Company's 1997 Recognition and Retention Plan ("RRP"), the Board of Directors granted 21,317 additional shares to certain officers and directors of the Bank and Company. One-third of these shares vested immediately with an additional one-third vesting in each of the next two years. Compensation expense of $113,616 was recognized in the June 30, 2000 income statement related to the immediate vesting of these shares.

                        DELPHOS CITIZENS BANCORP, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discusses the financial condition of the Company as of June 30, 2000, as compared to September 30, 1999, and the results of operations for the three and nine month periods ended June 30, 2000, compared with the same periods in 1999. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.


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


ANALYSIS OF FINANCIAL CONDITION

The Company's assets totaled $133.1 million at June 30, 2000, an increase of $4.9 million, or 3.8%, from $128.2 million at September 30, 1999. The growth in assets was primarily in loans partly offset by a decrease in securities and cash and cash equivalents. Such growth was funded by FHLB advances.

At June 30, 2000, the Company's securities portfolio was comprised of Ginnie Mae, Fannie Mae and Freddie Mac fixed and variable rate securities. Approximately 17.8% of the securities portfolio was classified as available for sale. The remainder of the securities portfolio was classified as held to maturity as the Company does not anticipate the need to sell these securities due to the Company's liquidity position and ability to obtain additional funds through the use of FHLB advances. Management's strategy emphasizes the investment in mortgage-backed securities guaranteed by U.S. government agencies in order to minimize risk.

Net loans increased from $113.3 million at September 30, 1999 to $120.7 million at June 30, 2000. The growth in loans was primarily in one- to four-family real estate loans, which increased $6.1 million, or 6.1%, during the period. Growth in total real estate loans is primarily related to growth in the Company's market area. Changes in other types of loans were not significant.

Borrowings from the FHLB totaled $30.0 million at June 30, 2000, an increase of $5.0 million from September 30, 1999. Management has used advances from the FHLB as an alternative source of funds in order to continue to meet loan demand and to leverage the Company's excess capital.

                        DELPHOS CITIZENS BANCORP, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATION


Shareholders' equity totaled $25.7 million at June 30, 2000. Equity as a percentage of assets decreased slightly from 19.9% at September 30, 1999 to 19.3% at June 30, 2000. The decrease was primarily the result of the Company purchasing 53,409 shares of its common stock.


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

The Company's net income is primarily dependent on its net interest income (the difference between interest income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities). Net income is also affected by provisions for loan losses, service charges, gains on sale of assets and other income, noninterest expense and income taxes. The Company's net income of $365,000 and $1,137,000 for the three and nine months ended June 30, 2000 represented decreases of $75,000 and $169,000 when compared to the same periods in 1999. Basic earnings per share decreased $0.04 and $0.05 per share from $0.30 and $0.86 per share for 1999 to $0.26 and $0.81 per share for 2000.

Net interest income is the largest component of the Company's income and is affected by the interest rate environment and volume and composition of interest-earning assets and interest-bearing liabilities. Net interest income totaled $1,062,000 and $3,183,000 for the three and nine months ended June 30, 2000, compared to $1,083,000 and $3,202,000 for the same periods in 1999. The Company remains liability sensitive, whereby its interest-bearing liabilities will generally reprice more quickly than its interest-earning assets.
Therefore, the Company's net interest margin will generally increase in periods of falling interest rates in the market and will decrease in periods of rising interest rates. Accordingly, in a rising interest rate environment, the Company may need to increase rates to attract and retain deposits. Due to the negative gap position, the rise in interest rates may not have such an immediate impact on interest-earning assets. This lag could negatively affect net interest income in future periods.

Interest and fees on loans totaled $2,240,000 and $6,488,000 for the three and nine months ended June 30, 2000 compared to $1,990,000 and $5,837,000 for the three and six months ended June 30, 1999. The increase in interest and fees on loans was due to an overall increase in the interest rate environment and higher average loan balances related to the origination of new one- to four-family real estate loans.

Interest and dividends on securities totaled $140,000 and $434,000 for the three and nine months ended June 30, 2000, compared to $175,000 and $583,000 for the same periods in 1999. The decrease was primarily due to a decrease in the volume of securities held since the prior period as the majority of the proceeds from principal payments have been reinvested in higher yielding loans.

Interest on deposits totaled $932,000 and $2,702,000 for the three and nine months ended June 30, 2000, and $887,000 and $2,757,000 for the three and nine months ended June 30, 1999. The Company increased the rates paid for the three months ended June 30, 2000 in order to attract deposits. The overall decrease resulted from a lower average cost of deposits for the year.

                        DELPHOS CITIZENS BANCORP, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATION


Interest on FHLB advances was $428,000 and $1,153,000 for the three and nine months ended June 30, 2000 compared to $222,000 and $548,000 for the three and six months ended June 30, 1999. The Company has continued to increase its use of FHLB advances as a means to fund loan growth and to leverage its excess capital. As opportunities arise, the Company may make additional borrowings to fund future loan demand.

The Company maintains an allowance for loan losses in an amount, which, in management's judgment, is adequate to absorb probable losses inherent in the loan portfolio. While management utilizes its best judgment and information available, ultimate adequacy of the allowance is dependent on a variety of factors, including performance of the Company's loan portfolio, the economy, changes in real estate values and interest rates and the view of the regulatory authorities toward loan classifications. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level considered adequate to absorb probable losses in the loan portfolio. The amount of the provision is based on management's regular review of the loan portfolio and consideration of such factors as historical loss experience, general prevailing economic conditions, changes in size and composition of the loan portfolio and specific borrower considerations, including ability of the borrower to repay the loan and the estimated value of the underlying collateral. The provision for loan losses totaled $9,000 and $27,000 during the three and nine months ended June 30, 2000, compared to $9,000 and $21,000 for the same periods in 1999.

Noninterest income totaled $66,000 and $201,000 for the three and nine months ended June 30, 2000, compared to $89,000 and $364,000 for the three and nine months ended June 30, 1999. The decrease was primarily the result of increased service charges and fees on loan accounts during the nine months ended June 30, 1999 resulting primarily from the number of loan customers refinancing their loans due to the decrease in interest rates in the fourth quarter of 1998.

Noninterest expense totaled $601,000 and $1,633,000 for the three and nine months ended June 30, 2000, compared to $498,000 and $1,535,000 for the same periods in 1999. Noninterest expense is comprised of employee compensation and benefits, occupancy, deposit insurance premiums, state franchise taxes and miscellaneous other expenses. Compensation and benefits attributed to most of the increase as a higher number of RRP shares vested in May 2000, requiring the Company recognize additional compensation expense.

The change in income tax expense is primarily attributable to the change in net income before income taxes. Income tax expense totaled $152,000 and $588,000, or an effective rate of 30.3% and 34.4%, for the three and nine months ended June 30, 2000, compared to $225,000 and $705,000, or an effective rate of 33.9% and 35.1% for the three and nine months ended June 30, 1999.

                        DELPHOS CITIZENS BANCORP, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATION


LIQUIDITY

Federally insured banks are required to maintain minimum levels of liquid assets. The Bank is currently required to maintain an average daily balance of liquid assets of at least 4% of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At June 30, 2000, the Bank complied with this requirement with a liquidity ratio of 8.8%. Management considers this liquidity position adequate to meet its expected needs for the foreseeable future.


CAPITAL RESOURCES

Savings institutions insured by the Federal Deposit Insurance Corporation are required by federal law to meet three regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, placing the institution in receivership or conservatorship.

The following table summarizes the Bank's regulatory capital requirements and actual capital at June 30, 2000.

                                                                         Excess of actual
                                                                       capital over current
                              Actual capital     Current requirement       requirement
                            ------------------   --------------------   ------------------   Applicable
 (Dollars in thousands)     Amount    Percent     Amount     Percent    Amount    Percent    Asset Total
                            -------   --------   --------   ---------   -------   --------   -----------

Tangible capital            $15,850      11.9%     $1,997        1.5%   $13,853      10.4%      $133,137
Core capital                 15,850      11.9       3,994        3.0     11,856       8.9        133,137
Risk-based capital           16,006      21.9       5,836        8.0     10,170      13.9         72,944

The Bank's tangible and core capital consists solely of shareholder equity. Risk based capital consists of core capital plus general loan loss allowances less certain assets required to be deducted.

At June 30, 2000, the Bank was considered well capitalized under Prompt Corrective Action Regulations.

                         DELPHOS CITIZENS BANCORP, INC.
                    QUANTITATIVE AND QUALITATIVE DISCLOSURE
                               ABOUT MARKET RISK

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in the quantitative and qualitative disclosures about market risk as of June 30, 2000, from that presented in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

                        DELPHOS CITIZENS BANKCORP, INC.
                         PART II -- OTHER INFORMATION


Item 1 -  Legal Proceedings
          None

Item 2 -  Changes in Securities and Use of Proceeds
          None

Item 3 -  Defaults Upon Senior Securities
          None

Item 4 -  Submission of Matter to a Vote of Security Holders
          None

Item 5 -  Other Information
          None

Item 6 -  Exhibits and Reports on Form 8-K
          (a) Exhibits

        Exhibit Number    Description
        --------------    -----------
         3.1              Certificate of Incorporation of Delphos Citizens
                          Bancorp, Inc. (1)
         3.2              Bylaws of Delphos Citizens Bancorp, Inc. (1)
         4.0              Stock Certificate of Delphos Citizens Bancorp,
                          Inc. (1)
        10.0              Delphos Citizens Bancorp, Inc. Employment Agreement
                          dated April 21, 1997 and First Amendment dated
                          December 20, 1999
        10.1              Citizens Bank of Delphos - Employee Severance
                          Compensation Plan
        11.0              Statement Re: Computation of Per Share Earnings (2)
        27.0              Financial Data Schedule

(b) No current reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2000.

(1) Incorporation herein by reference from the Exhibits to the Registration Statement on Form S-1, as amended, filed on August 22, 1996, Registration No. 333-10639.

(2) Incorporation herein by reference to Note 1 to the Consolidated Financial Statements.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     DELPHOS CITIZENS BANCORP INC.
                                     -----------------------------
                                     (Registrant)



Date: August 14, 2000                /s/ Joseph R. Reinemeyer
      ---------------------------    -------------------------------------
                                     Joseph R. Reinemeyer
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)