Form 10-K
period 2000-09-30
DELPHOS CITIZENS BANCORP INC
filed 2000-11-22
CIK 1021206

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K

                  Annual report pursuant to Section 13 of the Securities Exchange Act of 1934, as amended

                 For the fiscal year ended September 30, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes   X       No ____.
                                                     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. X
                            ---

     The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than the directors and executive officers of the registrant, was $16,991,181, based upon the last sales price as quoted on The Nasdaq Stock Market for November 16, 2000.

     The number of shares of Common Stock outstanding as of November 16, 2000: 1,584,783.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Joint Proxy Statement/Prospectus for the Annual Meeting of Shareholders are incorporated herein by reference to Part III of this Form 10-K.

                                     INDEX

                                    PART I

                                                                                                PAGE
Item 1.   Business..............................................................................   3

Item 2.   Properties............................................................................  28

Item 3.   Legal Proceedings.....................................................................  28

Item 4.   Submission of Matters to a Vote of Security Holders...................................  28


                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Shareholder Matters.................  29

Item 6.   Selected Financial Data...............................................................  30

Item 7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations............................................................  32

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk............................  39

Item 8.   Financial Statements and Supplementary Data...........................................  41

Item 9.   Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure...............................................  65


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant....................................  65

Item 11.  Executive Compensation................................................................  65

Item 12.  Security Ownership of Certain Beneficial Owners and Management........................  65

Item 13.  Certain Relationships and Related Transactions........................................  66


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
           on Form 8-K..........................................................................  66

                                    PART I

Item 1.  Business.
-----------------

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

         On August 25, 2000 the Company entered into an Affiliation Agreement with United Bancshares, Inc., a corporation organized and existing under the laws of the state of Ohio. Pursuant to the Affiliation Agreement, subject to many conditions set forth in the Affiliation Agreement, the Company would merge with and into United Bancshares, with United Bancshares as the resulting entity ("Merger"). Following consummation of the Merger, the Bank would be held as a wholly owned subsidiary of United Bancshares. The Merger is subject to the satisfaction of many conditions, including but not limited to receipt of all applicable regulatory approvals and the approval of the shareholders of each of the Company and United Bancshares.

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

Lending Activities

         Loan Portfolio Composition. The Bank's loan portfolio consists primarily of conventional first mortgage loans secured by one- to four-family residences. At September 30, 2000, the Bank had gross loans receivable of $127.2 million, of which $106.4 million were one- to four-family, residential mortgage loans, or 83.61% of the Bank's gross loans receivable. The remainder of the portfolio consists of: $1.9 million of multi-family mortgage loans, or 1.50% of gross loans receivable; $6.6 million of commercial real estate loans, or 5.20% of gross loans receivable; $6.9 million of construction and land loans, or 5.45% of gross loans receivable; and consumer loans of $5.4 million, or 4.24% of gross loans receivable. At that same date, 86.1% of the Bank's loan portfolio had fixed interest rates. The Bank had no loans held for sale at September 30, 2000.

         The types of loans that the Bank may originate are subject to federal and state law and regulations. Interest rates charged by the Bank on loans are affected by the demand for such loans and the supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by, among other things, economic conditions, fiscal policies of the federal government, the monetary policies of the Federal Reserve Board and legislative tax policies.

         The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.

                                                              At September 30,
                           ---------------------------------------------------------------------------------------
                                  2000             1999              1998              1997             1996
                           ----------------- ----------------- ----------------  ---------------- ----------------
                                    Percent           Percent          Percent           Percent          Percent
                                      of               of                of                of               of
                            Amount   Total   Amount   Total    Amount   Total   Amount    Total   Amount   Total
                           -------- ------- -------- -------- -------- -------  -------  ------- -------- -------
                                                           (Dollars in thousands)
Real estate:
  One- to four-family..... $106,363  83.61% $ 99,540  84.97%  $ 87,614   83.54%  $73,716   84.10%  $62,282  82.33%
  Multi-family............    1,902   1.50     2,276   1.94      1,881    1.79     1,288    1.47     1,506   1.99
  Commercial real estate..    6,621   5.20     6,562   5.60      6,959    6.64     6,273    7.16     4,969   6.57
  Construction and land...    6,938   5.45     5,413   4.62      6,119    5.83     3,781    4.31     4,871   6.44
  Consumer ...............    5,396   4.24     3,360   2.87      2,306    2.20     2,593    2.96     2,024   2.76
                           -------- ------- -------- -------- -------- -------   -------  ------- -------- -------
  Gross loans receivable..  127,220 100.00%  117,151 100.00%   104,879  100.00%   87,651  100.00%   75,652 100.00%
                                    ======           ======             ======            ======           ======
  Undisbursed loan funds..   (4,137)          (3,717)           (6,224)           (3,188)           (4,718)
  Deferred loan origination
     fees.................      (30)             (28)              (51)              (72)              (53)
  Allowance for estimated
     loan losses..........     (165)            (133)             (118)             (106)              (94)
                           --------         --------           -------           -------           -------

  Loans receivable, net... $122,888         $113,273           $98,486           $84,285           $70,787
                           ========         ========           =======           =======           =======

         Loan Maturity. The following table shows the contractual maturity of the Bank's gross loans receivable at September 30, 2000. There were no loans held for sale at September 30, 2000. The table does not include any principal prepayment assumptions.

                                                                     At September 30, 2000
                                             ----------------------------------------------------------------------
                                               One- to              Commercial                             Gross
                                               Four-       Multi-     Real      Construction               Loans
                                               Family      Family    Estate       and Land    Consumer   Receivable
                                             ----------   -------- -----------  ------------ ----------  ----------
                                                                         (In thousands)
Amounts due:
   One year or less.......................       $5,870       $723      $1,302        $6,102     $4,773     $18,680

   After one year:
      More than one year to three years...        6,982        141       2,488           531        214      10,356
      More than three years to five
        years.............................        1,037         32         123           179        295       1,666
      More than five years to 10 years....        8,096        306         296            17         38       8,753
      More than 10 years to 20 years......       44,817        180          27            --         76      45,100
      More than 20 years..................       39,561        520       2,385           199         --      42,665
                                               --------     ------      ------        ------     ------    --------
         Total due after September 30,
           2001...........................      100,493      1,179       5,319           926        623     108,540
                                               --------     ------      ------        ------     ------    --------

         Gross loans receivable...........     $106,363     $1,902      $6,621        $6,938     $5,396    $127,220
                                               ========     ======      ======        ======     ======    ========

         The following table sets forth at September 30, 2000, the dollar amount of gross loans receivable contractually due after September 30, 2001, and whether such loans have fixed interest rates or adjustable interest rates.

                                                   Due After September 30, 2001
                                               -------------------------------------
                                                Fixed       Adjustable       Total
                                               ---------  --------------  ----------
                                                           (In thousands)
Real estate loans:
   Residential:
     One- to four-family....................    $93,852         $6,641     $100,493
     Multi-family...........................      1,038            141        1,179
   Commercial real estate...................        715          4,604        5,319
   Construction and land....................        876             50          926
Consumer....................................        623             --          623
                                                -------        -------     --------
       Total ...............................    $97,104        $11,436     $108,540
                                                =======        =======     ========

         Origination and Purchase of Loans. The Bank's mortgage lending activities are conducted through its home office. Although the Bank may originate both adjustable-rate and fixed-rate mortgage loans, the majority of the Bank's loan originations have been fixed-rate mortgage loans. The Bank's ability to originate loans is dependent upon the relative customer demand for fixed-rate or adjustable-rate mortgage loans, which is affected by the current and expected future level of interest rates. The Bank has not emphasized the origination of adjustable-rate mortgage loans due to the relatively low demand for such loans in the Bank's primary market area. The Bank retains for its portfolio all of the mortgage loans that it originates. At September 30, 2000, there were no loans categorized as held for sale. In addition, the Bank also emphasizes the origination of construction loans secured primarily by owner-occupied properties. From time to time the Bank has participated in loans originated by other institutions based upon the Bank's investment needs and market opportunities.

         The following tables set forth the Bank's loan originations and principal repayments for the periods indicated:

                                                                             For the Year Ended September 30,
                                                                       --------------------------------------------
                                                                           2000            1999            1998
                                                                        -----------     -----------     -----------
                                                                                      (In thousands)
Beginning balance, net.............................................        $113,273       $  98,486         $84,285
   Loans originated:
     One- to four-family...........................................          15,150          36,487          36,092
     Multi-family..................................................             160             917             666
     Commercial real estate........................................             838           3,026           2,762
     Construction and land.........................................           9,334           7,857           9,635
     Consumer......................................................           4,661           3,684           1,996
                                                                           --------         -------         -------
       Total loans originated......................................          30,143          51,971          51,151
   Principal repayments............................................         (20,074)        (39,652)        (33,923)
   Transfer to REO.................................................              --             (46)             --
   Change in undisbursed loan funds (1)............................            (420)          2,506          (3,035)
   Change in unearned origination fees.............................              (2)             23              20
   Change in allowance for estimated loan losses...................             (32)            (15)            (12)
                                                                           --------        --------         -------
Ending balance, net................................................        $122,888        $113,273         $98,486
                                                                           ========        ========         =======

___________________________________
(1) Represents change in loans in process from first day to last day of the period.

         One- to Four-Family Mortgage Lending. The primary lending activity of the Bank has been and continues to be the origination of permanent conventional mortgage loans secured by one- to four-family residences located in the Bank's primary market area, which the Bank retains in its portfolio. The Bank's loans generally do not conform to secondary market standards because the Bank does not require title insurance or a survey. Management believes that the Bank's policy of not selling the loans that it originates provides the Bank with a competitive advantage in the origination of loans in its primary market area. Loan originations are obtained from the Bank's loan officers and their contacts with the local real estate industry, existing or past customers, and members of the local communities. The Bank primarily originates fixed-rate loans, but also offers adjustable-rate mortgage ("ARM") loans. At September 30, 2000, one- to four-family mortgage loans totaled $106.4 million, or 83.61% of total loans at such date. Of the Bank's mortgage loans secured by one- to four-family residences, $95.5 million or 89.76%, were fixed-rate loans.

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

         The Bank offers several adjustable rate loan programs with terms of up to 30 years and interest rates that adjust either annually or every three years. Of the Bank's mortgage loans secured by one- to four-family residences, $10.9 million, or 10.24%, had adjustable rates. The Bank's one year ARM loan has a maximum adjustment limitation of 1.5% per year and a 5.0% lifetime cap on adjustments. The Bank's three-year ARM loan has a maximum adjustment limitation of 2.0% per change and a 5.0% lifetime cap. The index for substantially all of the Bank's ARM loans is the Federal Home Loan Bank System's National Average Mortgage Rate for Previously-Occupied Homes.

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

         The Bank's multi-family loan portfolio at September 30, 2000 totaled $1.9 million or 1.50% of gross loans receivable. The Bank's largest multi-family loan at September 30, 2000, had an outstanding balance of $416,000 that is secured by 15 units and is current as to the repayment of principal and interest.

         Commercial Real Estate Lending. On a limited basis, the Bank originates and participates in commercial real estate loans that are generally secured by properties used for business or religious purposes such as farms, churches, nursing homes, small office buildings or retail facilities located in its primary market area. The Bank's underwriting procedures provide that commercial real estate loans may be made in amounts up to 80% of the appraised value of the property. The Bank's underwriting standards and procedures are similar to those applicable to its multi-family loans, whereby the Bank considers the net operating income of the property, the debt service ratio and the borrower's expertise, credit history and profitability. The largest commercial real estate loan in the Bank's portfolio at September 30, 2000 was a $2.0 million participation loan and is secured by a nursing home. The loan was current and performing in accordance with its contractual terms at September 30, 2000. At September 30, 2000 the Bank's commercial real estate loan portfolio was $6.6 million, or 5.20% of gross loans receivable.

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

         Construction and Land Lending. The Bank generally originates construction and land development loans to contractors and individuals in its primary market area. The Bank's construction loans primarily are made to finance the construction of owner-occupied one- to four-family residential properties and to a significantly lesser extent, real estate developments. The Bank's construction loans to individuals are primarily fixed-rate loans with maturities of six months which, upon completion of construction, convert to permanent loans with maturities of up to 30 years. The Bank's policies provide that construction loans may be made in amounts up to 80% of the appraised value of the property for construction of one- to four-family residences and up to 90% of the appraisal value if private mortgage insurance is obtained. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. The Bank requires regular inspections to monitor the progress of construction. Land loans are determined on an individual basis, but generally they do not exceed 80% of the actual cost or current appraised value of the property, which ever is less. The largest construction and land loan in the Bank's portfolio at September 30, 2000 had a balance of $410,000 and is secured by a single-family residence. This loan is currently performing in accordance with its terms. At September 30, 2000, the Bank had $6.9 million of construction and land loans totaling 5.45% of the Bank's gross loans receivable.

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

         Consumer and Other Lending. The Bank's originated consumer loans generally consist of automobile loans, second mortgage loans, home equity loans, mobile home loans and loans secured by deposits. At September 30, 2000, the Bank's consumer loan portfolio was $5.4 million, or 4.24% of gross loans receivable.

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

         Delinquencies and Classified Assets. The Board of Directors performs a monthly review of all delinquent loans 30 days or more past due. The procedures taken by the Bank with respect to delinquencies vary depending on the nature of the loan and period of delinquency. When a borrower fails to make a required payment on a loan, the Bank takes a number of steps to have the borrower cure the delinquency and restore the loan to current status. The Bank sends the borrower a written notice of non-payment after the loan is first past due. In the event payment is not then received, additional letters are sent and phone calls are made. If management believes that the loan is well-secured, the Bank generally will try to work with the borrower to have the loan brought current. If the loan is still not brought current and it becomes necessary for the Bank to take legal action, the Bank will commence foreclosure proceedings against any real property that secures the loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan is foreclosed upon and sold at a sheriff's sale.

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

         The Bank's management reviews and classifies the Bank's assets quarterly and reports the results of its review to the Board of Directors. The Bank classifies assets in accordance with the management guidelines described above. Real estate owned ("REO") is classified as Substandard. At September 30, 2000, the Bank had $997,000 of assets classified as Substandard and no assets classified as Loss.

         Non-performing Assets. The following table sets forth information regarding non-accrual loans, accruing loans which are contractually past due 90 days or more and REO. For the years ended September 30, 2000, 1999, 1998, 1997 and 1996, respectively, the amount of interest income that would have been recognized on nonaccrual loans if such loans had continued to perform in accordance with their contractual terms was $0, $0, $0, $0 and $5,280, none of which was recognized.


                                                                               At September 30,
                                                           ------------------------------------------------------
                                                             2000        1999       1998       1997        1996
                                                           ---------   ---------   --------   ---------   -------
                                                                            (Dollars in thousands)
Non-accrual loans:
   Residential real estate:
       One- to four-family...............................  $   --      $   --    $    --     $    --      $  567
       Multi-family......................................      --          --         --          --          --
   Commercial real estate................................      --          --         --          --          11
   Construction and land.................................      --          --         --          --           5
   Consumer..............................................      --          --         --          --          --
                                                           ------      ------    -------     -------      ------
       Total non-accrual loans...........................      --          --         --          --         583
   Loans contractually past due more
      than 90 days and accruing interest.................     582         379        825         572          --
                                                           ------      ------    -------     -------      ------
       Total non-performing loans........................     582         379        825         572         583
REO, net.................................................      --          --         --          --          --
                                                           ------      ------    -------     -------      ------
       Total non-performing assets.......................  $  582      $  379    $   825     $   572      $  583
                                                           ======      ======    =======     =======      ======
Allowance for loan losses as a
   percent of gross loans receivable.....................    0.13%       0.11%      0.11%       0.13%       0.13%
Allowance for loan losses as a percent of
   total non-performing loans(1).........................   28.35       35.09      14.30       18.60       16.19
Non-performing loans as a percent of
   gross loans receivable(1).............................    0.46        0.32       0.79        0.68        0.82
Non-performing assets as a percent of total assets (1)...    0.43        0.30       0.71        0.53        0.63

_____________________________________________
(1) Non-performing assets consist of non-performing loans and REO. Non-performing loans consist of all accruing loans 90 days or more past due and all non-accrual loans.

         Loans now current but where some concerns exist as to the ability of the borrower to comply with present loan repayment terms, exclusive of nonperforming loans, were not significant at September 30, 2000 and 1999. These loans are closely monitored by management and the classification of these loans does not imply that management expects losses on the loans, but believes that a higher level of scrutiny is prudent under the circumstances.

         At September 30, 2000 and 1999, the Company had no interest-bearing assets other than loans which would have been reported as nonaccrual or delinquent.

         The following table sets forth delinquencies in the Bank's loan portfolio as of the dates indicated:


                                           At September 30, 2000                     At September 30, 1999
                                   --------------------------------------- ----------------------------------------
                                       60-89 Days      90 Days or More (1)      60-89 Days      90 Days or More (1)
                                   ------------------  ------------------- ------------------  --------------------
                                             Principal           Principal           Principal            Principal
                                    Number    Balance   Number    Balance    Number   Balance    Number    Balance
                                   of Loans  of Loans  of Loans  of Loans   of Loans of Loans   of Loans  of Loans
                                   --------  --------  --------  ---------  -------- ---------  --------  ---------
                                                                (Dollars in thousands)
One- to four-family..............       3      $162        11       $570         6      $186         9       $335
Multi-family.....................      --        --        --         --        --        --        --         --
Commercial real estate...........      --        --         1          2        --        --         1         30
Construction and land............      --        --        --         --        --        --        --         --
Consumer ........................      --        --         2         10         2         7         2         14
                                   ------     -----     -----      -----     -----     -----     -----      -----
Total............................       3      $162        14       $582         8      $193        12       $379
                                   ======     =====     =====      =====     =====     =====     =====      =====
Delinquent loans to gross
   loans receivable..............              0.13%                0.46%               0.16%                0.32%
                                              =====                =====               =====                =====



                                                   At September 30, 1998
                                      ---------------------------------------------------
                                           60-89 Days               90 Days or More (1)
                                      --------------------       ------------------------
                                                 Principal                      Principal
                                       Number     Balance        Number          Balance
                                       of Loans  of Loans        of Loans       of Loans
                                      ---------- ---------       --------       ---------
                                                         (Dollars in thousands)
One- to four-family..............        --       $  --           20             $783
Multi-family.....................        --          --           --               --
Commercial real estate...........        --          --            2               38
Construction and land............        --          --           --               --
Consumer.........................         7         $31            1                4
                                      -----       -----           --             ----
Total............................         7       $  31           23             $825
                                      =====       =====           ==             ====
Delinquent loans to gross
   loans receivable..............                  0.03%                         0.79%

(1) Loans 90 days or more past due are included in non-accrual loans. See "Non-performing Assets."

       Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in the Bank's loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additional provisions for loan losses based upon information available at the time of the review. As of September 30, 2000, the Bank's allowance for loan losses was 0.13% of gross loans receivable. The Bank had non-performing loans of $582,000 and $379,000 at September 30, 2000 and September 30, 1999, respectively. At September 30, 2000, the Bank had no loans classified as "impaired." The Bank will continue to monitor and modify its allowances for loan losses as conditions dictate.

       The following table sets forth activity in the Bank's allowance for loan losses for the periods set forth in the table.


                                                                    At or For the Year Ended September 30,
                                                           --------------------------------------------------------
                                                              2000       1999       1998        1997        1996
                                                           ---------   ---------  ---------   ---------   ---------
                                                                            (Dollars in thousands)

Balance at beginning of period..........................     $133        $118       $106        $ 94         $92
Provision for loan losses...............................       36          30         12          12           2
Charge-offs:
   Real Estate:
     One-to four-family................................        --          --         --          --          --
     Multi-family.......................................       --          --         --          --          --
     Commercial real estate.............................       --          --         --          --          --
     Construction and land..............................       --          --         --          --          --
   Consumer.............................................       (4)        (15)        --          --          --
Recoveries..............................................       --          --         --          --          --
                                                           ------        ----       ----        ----       -----
Balance at end of period................................     $165        $133       $118        $106         $94
                                                           ======        ====       ====        ====       =====

Net charge-offs to average gross loans receivable.......       --        0.01%        --          --          --

         The following table sets forth the amount of the Bank's allowance for loan losses, the percent of the allowance for loan losses to the total allowance and the percent of gross loans to gross loans receivable in each of the categories listed at the dates indicated.

                                                                                                    At September 30,
                            ------------------------------------------------------------------------------------------------
                                          2000                          1999                               1998
                            ------------------------------  ------------------------------   -------------------------------
                                                  Percent                         Percent                           Percent
                                                 of Gross                        of Gross                          of Gross
                                                 Loans in                        Loans in                          Loans in
                                      Percent      Each               Percent      Each                Percent       Each
                                        of       Category               of       Category                of        Category
                                     Allowance   to Gross            Allowance   to Gross             Allowance    to Gross
                                     to Total     Loans              to Total      Loans              to Total      Loans
                            Amount   Allowance  Receivable  Amount   Allowance  Receivable   Amount   Allowance   Receivable
                            ------   ---------  ----------  -------  ---------  ----------   -------  ---------   ----------
                                                                               (Dollars in thousands)
One- to four-
   family...............      $115    69.70%     83.61      $ 93      69.92%     84.97%      $ 82      69.47%       83.54%
Multi-family............         6     3.64       1.50         6       4.51       1.94          5       4.24         1.79

Commercial real estate..        12     7.27       5.20         9       6.77       5.60         10       8.47         6.64

Construction and land...         9     5.45       5.45         6       4.51       4.62          7       5.84         5.83
Consumer................         4     2.42       4.24         4       3.01       2.87          3       2.54         2.20
Unallocated.............        19    11.52         --        15      11.28         --         11       9.44           --
                              ----   ------     ------      ----     ------     ------       ----     ------      -------
Total allowance
 for loan losses........      $165   100.00%    100.00%     $133     100.00%    100.00%      $118     100.00%      100.00%
                              ====   ======     ======      ====     ======     ======       ====     ======      =======

                            ---------------------------------------------------------------
                                          1997                          1996
                            ------------------------------  -------------------------------
                                                  Percent                         Percent
                                                 of Gross                        of Gross
                                                 Loans in                        Loans in
                                      Percent      Each               Percent      Each
                                        of       Category               of       Category
                                     Allowance   to Gross            Allowance   to Gross
                                     to Total     Loans              to Total      Loans
                            Amount   Allowance  Receivable  Amount   Allowance  Receivable
                            ------   ---------  ----------  -------  ---------  ----------
One- to four-
 family.................      $ 75    70.75%     84.10%     $65       69.15%     82.33%
Multi-family............         5     4.72       1.47        2        2.13       1.99

Commercial real estate          10     9.43       7.16        5        5.32       6.57

Construction and land...         6     5.66       4.31        5        5.32       6.44
Consumer................        --       --       2.96        5        5.32       2.67
Unallocated.............        10     9.44         --       12       12.76         --
                              ----   -------     -----       --      ------     ------
Total allowance
 for loan losses........      $106   100.00%    100.00%     $94      100.00%    100.00%
                              ====   =======    ======      ===      ======     ======

Real Estate Owned

         At September 30, 2000, the Bank had no REO. If the Bank acquires any REO, it is initially recorded at fair value less costs to sell and thereafter REO is recorded at the lower of the recorded investment in the loan or the fair value of the related assets at the date of foreclosure, less costs to sell. Thereafter, REO is valued at the lower of the recorded investment or the fair value of the property less costs to sell. If there is a further deterioration in value, the Bank provides for a specific valuation allowance.

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

         The investment policy of the Company as established by the Board of Directors attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement the Company's lending activities. The Company's policies generally limit investments to government and federal agency securities. The Company's policies provide the authority to invest in U.S. Treasury and federal agency securities meeting the Company's guidelines and in mortgage-backed securities guaranteed by the U.S. government and agencies thereof. At September 30, 2000, the Company had investment and mortgage-backed securities with a carrying value of $7.1 million and a market value of $7.2 million. At September 30, 2000, the Company had $1.3 million in mortgage-backed securities classified as available for sale and $5.8 million in investment and mortgage-backed securities classified as held to maturity. At September 30, 2000, $3.2 million of the Company's mortgage-backed securities had adjustable rates.

         At September 30, 2000, all of the Company's mortgage-backed securities were insured or guaranteed by either the GNMA, FNMA or FHLMC. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby reducing or increasing, respectively, the net yield on such securities. There is also the risk associated with the necessity to reinvest the cash flows from such securities at market interest rates which may be lower than the interest rates received on such securities. In addition, the market value of such securities may be adversely affected by changes in interest rates.

         The following table sets forth certain information regarding the carrying and fair values of the Company's investment securities and mortgage-backed securities at the dates indicated:

                                                                       At September 30,
                                           ------------------------------------------------------------------------
                                                   2000                      1999                     1998
                                           ---------------------    ----------------------   ----------------------
                                           Amortized      Fair      Amortized      Fair      Amortized      Fair
                                             Cost         Value       Cost         Value       Cost         Value
                                           ---------    --------    --------    ----------   ---------   ----------
                                                                        (In thousands)
Securities:
   Available for sale:
      FNMA certificates.................      $  784      $  750      $1,302       $ 1,261     $ 3,915      $ 3,889
      GNMA certificates.................         567         560         613           603         690          711
                                              ------      ------      ------       -------     -------      -------
         Total available for sale.......       1,351       1,310       1,915         1,864       4,605        4,600
                                              ------      ------      ------       -------     -------      -------
   Held to maturity:
      GNMA certificates.................       5,745       5,823       6,752         6,878       8,897        9,256
      FHLMC certificates................          27          28          53            55         107          112
                                              ------      ------      ------       -------     -------      -------
         Total held to maturity.........       5,772       5,851       6,805         6,933       9,004        9,368
      FHLB stock........................       1,631       1,631       1,250         1,250         922          922
                                              ------      ------      ------       -------     -------      -------
         Total securities...............      $8,754      $8,792      $9,970       $10,047     $14,531      $14,890
                                              ======      ======      ======       =======     =======      =======

         As of September 30, 2000, the Company did not have any security concentrations which exceeded 10% of total securities.

         The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company's mortgage-backed securities as of September 30, 2000.

                                                                        At September 30, 2000
                                                --------------------------------------------------------------------
                                                                          More than One          More than Five
                                                  One Year or Less      Year to Five Years     Years to 10 Years
                                                --------------------   --------------------   --------------------
                                                            Weighted               Weighted               Weighted
                                                Carrying    Average     Carrying   Average    Carrying    Average
                                                 Value       Yield       Value      Yield       Value      Yield
                                                --------   --------   ---------    --------  ---------   ---------
                                                                      (Dollars in thousands)
Mortgage-backed securities:
   Available for sale:
      FNMA..................................    $     --         --%  $     --          --%  $     --          --%
      GNMA..................................          --         --         --          --         --          --
                                                --------   --------   --------     -------   --------    --------
         Total available for sale...........          --         --         --          --         --          --
   Held to maturity:
      GNMA..................................          --         --          7        8.18          1       12.50
      FHLMC.................................          --         --         18        8.25          3       12.50
                                                --------   --------   --------     -------   --------    --------
         Total held to maturity.............          --         --         25        8.23          4       12.50
                                                --------   --------   --------     -------   --------    --------
         Total mortgage-backed securities...          --         --   $     25        8.23%  $      4       12.50%
                                                ========   ========   ========     =======   ========    ========



                                                --------------------------------------------
                                                 More than 10 Years           Total
                                                --------------------   -------------------
                                                            Weighted              Weighted
                                                Carrying    Average    Carrying   Average
                                                 Value        Yield     Value      Yield
                                                --------    --------   --------   --------
Mortgage-backed securities:
   Available for sale:
      FNMA..................................    $  750        7.38%   $  750        7.38%
      GNMA..................................       560        6.97       560        6.97
                                                ------       -----    ------      ------
         Total available for sale...........     1,310        7.21     1,310        7.21
   Held to maturity:
      GNMA..................................     5,738        7.40     5,746        7.40
      FHLMC.................................         5       12.50        26        9.55
                                                ------       -----    ------      ------
         Total held to maturity.............     5,742        7.40     5,772        7.41
                                                ------       -----    ------      ------
         Total mortgage-backed securities...    $7,052        7.37%   $7,082        7.37%
                                                ======       =====    ======      ======

Sources of Funds

         General. Deposits, loan repayments and prepayments and cash flows generated from operations are the primary sources of the Bank's funds for use in lending, investing and for other general purposes.

         Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposits consist of savings accounts, NOW accounts, money market accounts and certificates of deposit. For the year ended September 30, 2000, certificates of deposit constituted 74.56% of total average deposits. The term of the certificates of deposit offered by the Bank vary from six months to five years and the offering rates are established by the Bank on a weekly basis. Once a certificate account is established, no additional amounts are permitted to be deposited in that account, with the exception of Individual Retirement Account certificates. Specific terms of an individual account vary according to the type of account, the minimum balance required, the time period funds must remain on deposit and the interest rate, among other factors. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. At September 30, 2000, the Bank had $39.9 million of certificate accounts maturing in less than one year. The Bank's deposits are obtained predominantly from the area in which its banking office is located. The Bank relies primarily on a willingness to pay market-competitive interest rates to attract and retain these deposits. Accordingly, rates offered by competing financial institutions significantly affect the Bank's ability to attract and retain deposits.

         At September 30, 2000, the Bank had approximately $5.4 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                                                                      Weighted
           Maturity Period                                        Amount            Average Rate
          ------------------                                -------------------    --------------
                                                                     (Dollars in thousands)
          Three months or less............................         $   --                 --%
          Over three through six months...................          1,516               6.33
          Over six through 12 months......................          2,062               6.13
          Over 12 months..................................          1,867               6.77
                                                                   ------               ----
                Total.....................................         $5,445               6.41%
                                                                   ======               ====

         The following table sets forth the distribution of the Bank's deposit accounts for the periods indicated.

                                                               For the Year Ended September 30,
                                            -----------------------------------------------------------------------
                                                    2000                     1999                     1998
                                            ---------------------   ----------------------   ----------------------
                                                         Percent                 Percent                  Percent
                                             Amount     of Total      Amount     of Total     Amount      of Total
                                            ---------   ---------   ----------  ----------   ---------   ----------
                                                                    (Dollars in thousands)
Savings accounts..........................  $   8,402       10.54%  $    8,898       11.58%  $   8,553        10.82%
Money market accounts.....................      4,049        5.08        5,178        6.74       5,329         6.74
NOW accounts..............................      5,384        6.75        5,006        6.52       4,765         6.02
Non-interest bearing accounts.............        626         .79          446        0.58         689         0.87
                                            ---------   ---------   ----------    --------   ---------   ----------
      Total...............................     18,461       23.16       19,528       25.42      19,336        24.45

Certificate accounts:
   3.00% to 3.99%.........................        103         .13           --          --          --           --
   4.00% to 4.99%.........................      3,625        4.55       24,449       31.82       2,070         2.62
   5.00% to 5.99%.........................     20,999       26.34       32,473       42.26      52,404        66.27
   6.00% to 6.99%.........................     20,919       27.49          342        0.44       5,214         6.60
   7.00% to 7.99%.........................     14,580       18.28            5        0.01          10         0.01
   8.00% to 8.99%.........................         47         .05           43        0.05          40         0.05
                                            ---------   ---------   ----------    --------   ---------   ----------
      Total certificate accounts..........     61,273       76.84       57,312       74.58      59,738        75.55
                                            ---------   ---------   ----------    --------   ---------   ----------

      Total deposits......................  $  79,734      100.00%  $   76,841      100.00%  $  79,074       100.00%
                                            =========   =========   ==========    ========   =========   ==========

         The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at September 30, 2000.

                                       Period to Maturity from September 30, 2000                 At September 30,
                         -----------------------------------------------------------------       ------------------
                                     One to    Two to     Three to    Four to    More than
                         Less than    Two       Three       Four       Five        Five
                         One Year    Years      Years      Years       Years       Years    Total     1999      1998
                         --------  ---------  ----------  ----------  ---------  --------- -------- --------  -------
                                                              (In thousands)
Certificate accounts:
   3.00 to 3.99%.......  $   103   $     --   $     --    $    --     $  --      $   --    $   103  $    --   $    --
   4.00 to 4.99%.......    2,796        698        131         --        --          --      3,625   24,449     2,070
   5.00 to 5.99%.......   19,218        639        381        754         7          --     20,999   32,473    52,404
   6.00 to 6.99%.......   11,425     10,048        277         --       169          --     21,919      342     5,214
   7.00 to 7.99%.......    6,311      8,269         --         --        --          --     14,580        5        10
   8.00 to 8.99%.......       --         --         47         --        --          --         47       43        40
                         -------   --------   --------    -------     -----      ------    -------  -------   -------
      Total............  $39,853   $ 14,654   $    836    $   754     $ 176      $   --    $61,273  $57,312   $59,738
                         =======   ========   ========    =======     =====      ======    =======  =======   =======

         Borrowings. The Bank utilizes borrowings from the FHLB as an alternative to retail deposits to fund its operations as part of its operating strategy. These FHLB borrowings are collateralized primarily by certain of the Bank's 1-4 family real estate loans secondarily by the Bank's investment in capital stock of the FHLB. FHLB borrowings are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the FHLB. See "Regulation and Supervision--Federal Home Loan Bank System." At September 30, 2000, the Bank had $30.0 million in outstanding FHLB borrowings, compared to $25.0 million at September 30, 1999.

         The following table sets forth certain information regarding the Bank's borrowed funds at or for the periods ended on the dates indicated.

                                                                     At or For the Years
                                                                     Ended September 30,
                                                           ---------------------------------------
                                                              2000          1999          1998
                                                           -----------   -----------   -----------
                                                                       (In thousands)
Average balance outstanding..............................      $27,655       $16,307      $  3,773
Maximum amount outstanding at any
    month-end during the period..........................       30,000        25,000        10,000
Balance outstanding at end of period.....................       30,000        25,000        10,000
Weighted average interest rate
   during the period.....................................         5.95%         5.28%         5.14%
Weighted average interest rate at
   end of period.........................................         6.45%         5.19%         5.40%


Subsidiary Activities

         The Company's sole subsidiary is the Bank. The Bank has one subsidiary, Delphos Service Corporation, which currently does not conduct any activities.

Personnel

         As of September 30, 2000, the Company had 18 full-time employees and 9 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

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

Federal Savings Institution Regulation

         Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage (core) capital ratio (3% for savings associations that receive the highest examination rating on the CAMELS financial institution rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. Core capital is defined as common shareholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The OTS regulations also require that, in meeting the tangible, leverage (core) and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

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

         The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule, a savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. The Director of the OTS may waive or defer a savings institution's interest rate risk component on a case-by-case basis. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. For the present time, the OTS has deferred implementation of the interest rate risk component. At September 30, 2000, the Bank met each of its capital requirements and it is anticipated that the Bank will not be subject to the interest rate risk component.

         The following table presents the Bank's capital position at September 30, 2000.

                                                                                                   Capital
                                                                                          -------------------------
                                                                             Excess
                                                Actual       Required     (Deficiency)      Actual       Required
                                               Capital       Capital         Amount         Percent       Percent
                                              ----------    ----------    -------------   -----------   -----------
                                                                     (Dollars in thousands)
Tangible..................................       $16,234        $2,049          $14,185         11.88%         1.50%
Core (Leverage)...........................        16,234         4,099           12,135         11.88          3.00
Risk-based................................        16,399         5,934           10,465         22.11          8.00

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

         In addition to the assessment for deposit insurance, institutions are assessed to pay bonds issued in the late 1980s by the Financing Corporation to recapitalize the predecessor to the Savings Association Insurance Fund. During 1999, Financing Corporation payments for Savings Association Insurance Fund members approximated 6.10 basis points, while Bank Insurance Fund members paid
1.22 basis points. By law, there was equal sharing of Financing Corporation payments between the members of both insurance funds beginning January 1, 2000.

         The Bank's assessment rate for fiscal 2000 ranged from 2.02 to 2.12 basis points and the premium paid for this period was $26,000. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.

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

         Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At September 30, 2000, the Bank's limit on loans to one borrower was $2.4 million. At September 30, 2000, the Bank's largest aggregate outstanding balance of loans to one borrower was $2.0 million.

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

         A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of September 30, 2000, the Bank maintained 96.59% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

         Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to Shareholders of another institution in a cash-out merger.

         OTS adopted new rules governing capital distributions, effective April 1, 1999. Under the new regulation, an application to and the prior approval of the OTS is required before any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (generally, compliance with all capital requirements and examination ratings in one of two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required, the institution must still give advance notice to OTS of the capital distribution. If the Bank's capital fell below its regulatory requirements or if the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution, which would otherwise be permitted by the regulation if the OTS determines that the distribution would be an unsafe or unsound practice.

         Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 4%. The Bank's liquidity ratio for September 30, 2000 was 9.15%, which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

         Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended September 30, 2000 totaled $36,000.

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

         Enforcement. Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including shareholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. Under the FDI Act, the FDIC has the authority to recommend to the Director of the OTS enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

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

                          FEDERAL AND STATE TAXATION

Federal Taxation

         General. The Company and the Bank report their income on a consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the IRS recently, and therefore the 1996 through 1999 returns are open for audit. For its 2000 taxable year, the Bank is subject to a maximum federal income tax rate of 34%.

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

Item 2.  Properties.
--------------------

         The Bank conducts its business through a single banking office located at 114 East 3rd Street in Delphos, Ohio. The Company believes that the current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company. The Bank's office was constructed in 1955 and was most recently remodeled in 1993. The Bank's office had a net book value of $516,000 at September 30, 2000.

Item 3.  Legal Proceedings.
---------------------------

         At September 30, 2000, the Company was not involved in any pending legal proceedings. However, from time to time, the Company is involved in legal proceedings occurring in the ordinary course of business.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

         None.

                                    PART II

Item 5.  Market for Registrants Common Equity and Related Shareholder Matters.
------------------------------------------------------------------------------

         The Common Stock of the Company is traded on the Nasdaq National Market under the symbol "DCBI." The stock began trading on November 21, 1996. As of November 16, 2000, there were approximately 1,202 recordholders of the Common Stock of the Company, which includes shares held in street name. The following table discloses the high and low sales prices for the Common Stock for each quarterly period indicated.

                                            High             Low
                                            ----             ---

               September 30, 2000          $14.13           $11.50
               June 30, 2000               $15.13           $12.00
               March 31, 2000              $17.50           $12.63
               December 31, 1999           $18.00           $16.50

               September 30, 1999          $18.50           $17.00
               June 30, 1999               $18.50           $13.38
               March 31, 1999              $18.75           $16.00
               December 31, 1998           $19.00           $15.63


         The following table lists the dividends declared and paid by the Company.

     2000                Dividend (1)           Declared             Paid
                        --------------         ----------         ----------

                             $.07                10-16-99           11-22-99
                              .07                 1-25-00            2-23-00
                              .07                 4-24-00            5-25-00
                              .07                 7-25-00            8-25-00


     1999                Dividend (1)           Declared             Paid
                        --------------         ----------         ----------

                             $.06                10-29-98           11-24-98
                              .06                01-27-99           02-24-99
                              .06                04-27-99           05-24-99
                              .06                07-28-99           08-25-99
___________________
(1)    Per share.

Item. 6  Selected Financial Data.
---------------------------------

         The selected consolidated financial and other data of the Company set forth below is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company and Notes thereto. See Item 8 "Financial Statements and Supplementary Data."

                                                                           At September 30,
                                                    ---------------------------------------------------------------
                                                       2000         1999         1998         1997          1996
                                                    ----------   ----------    ---------    ---------    ----------
                                                                            (In thousands)
Selected Balance Sheet Data:
Total assets.....................................     $136,627     $128,228     $115,901     $107,796       $92,235
Cash and cash equivalents........................        3,687        3,700        1,618        4,400         4,695
Investment securities ...........................           --           --           --        4,996           500
Mortgage-backed securities.......................        7,082        8,669       13,605       12,107        14,214
FHLB stock--at cost..............................        1,631        1,250          922          834           778
Loans receivable, net (1)........................      122,888      113,273       98,486       84,285        70,787
Deposits ........................................       79,734       76,841       79,074       77,373        79,831
FHLB advances....................................       30,000       25,000       10,000        1,000            --
Total equity.....................................       25,985       25,487       26,060       28,716        11,425

                                                                   For the Year Ended September 30,
                                                    ---------------------------------------------------------------
                                                       2000         1999         1998         1997          1996
                                                    ----------   ----------    ---------    ---------    ----------
                                                                            (In thousands)
Selected Operating Data:
Interest income..................................       $9,724       $9,122       $8,665       $7,824        $6,891
Interest expense.................................        5,345        4,484        4,040        3,772         3,996
                                                       -------      -------      -------      -------       -------
Net interest income..............................        4,379        4,638        4,625        4,052         2,895
Provision for loan losses........................           36           30           12           12             2
                                                       -------      -------      -------      -------       -------
   Net interest income after
      provision for loan losses..................        4,343        4,608        4,613        4,040         2,893
Non-interest income..............................           49           55           51           43            38
Non-interest expense.............................        2,248        2,025        1,927        1,871         1,954
                                                       -------      -------      -------      -------       -------
Income before income taxes.......................        2,143        2,640        2,737        2,212           977
Income taxes ....................................          750          937        1,085          686           333
                                                       -------      -------      -------      -------       -------
Net income ......................................       $1,394       $1,703       $1,652       $1,526        $  644
                                                       =======      =======      =======      =======       =======
Earnings per common share (2):
   Basic.........................................         0.99         1.14         0.97         0.75            --
   Diluted.......................................         0.98         1.12         0.95         0.75            --
Cash dividends declared per common                        0.28         0.24         0.24           --            --
   share (2).....................................

                                                                         At or for the Year Ended
                                                                               September 30,
                                                        -----------------------------------------------------------
                                                          2000         1999        1998        1997         1996
                                                        ---------   ----------  ----------   ---------   ----------
Selected Financial Ratios and Other
Data(3):
Performance Ratios:
    Return on average assets.........................        1.06%        1.40%       1.50%       1.42%        0.71%
    Return on average equity.........................        5.44         6.57        5.87        5.31         5.59
    Average equity to average assets.................       19.48        21.27       25.48       25.37        12.68
    Equity to total assets at end of period..........       19.02        19.88       22.48       26.64        12.39
    Dividend payout ratio (2)........................       31.96        24.12       27.56          --           --
    Average interest rate spread (4).................        2.49         2.94        3.07        2.67         2.51
    Net interest margin (5)..........................        3.43         3.90        4.29        3.83         3.06
    Average interest-earning assets to
       average interest-bearing liabilities..........      122.48       125.37      132.61      131.00       112.32
    Efficiency ratio (6).............................       50.78        43.12       41.21       45.68        66.61
    Non-interest expense to average assets...........        1.71         1.66        1.75        1.71         2.15
Regulatory Capital Ratios (7):
    Tangible capital.................................       11.88         9.60       10.67       13.89        12.40
    Core capital.....................................       11.88         9.60       10.67       13.89        12.40
    Risk-based capital...............................       22.11        18.06       20.83       28.63        27.25
Asset Quality Ratios:
    Non-performing loans as a percent of
       gross loans receivable (8)(9).................        0.46         0.32        0.79        0.68         0.82
    Non-performing assets as a percent of
       total assets (9)..............................        0.43         0.30        0.71        0.53         0.63
    Allowance for loan losses as a percent of
       gross loans receivable (8)....................        0.13         0.11        0.11        0.13         0.13
    Allowance for loan losses as a percent of
       non-performing loans (9)......................       28.35        35.09       14.30       18.60        16.19

__________________________
(1) Loans receivable are shown net of loans in process, net deferred loan origination fees and the allowance for loan losses.
(2) Earnings per common share and cash dividends per common share are not applicable for years prior to the conversion on November 20, 1996.
(3) Asset Quality Ratios and Regulatory Capital Ratios are end of period ratios. With the exception of end of period ratios, all ratios are based on average monthly balances during the indicated periods and are annualized where appropriate.
(4) The average interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5) The net interest margin represents net interest income as a percent of average interest-earning assets.
(6) The efficiency ratio represents non-interest expense as a percent of net interest income before provision for loan losses and non-interest income.
(7) For definitions and further information relating to the Bank's regulatory capital requirements, See "Regulation and Supervision--Federal Savings Institution Regulation--Capital Requirements."
(8)  Gross loans receivable are stated at unpaid principal balances.
(9) Non-performing assets consist of non-performing loans and real estate owned ("REO"). Non-performing loans consist of all loans 90 days or more past due and all other non-accrual loans. See "Lending Activities--Non-Performing Assets" and "--Real Estate Owned."

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

         Average Balance Sheets. The following table sets forth certain information relating to the Company at September 30, 2000, and for the years ended September 30, 2000, 1999 and 1998. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average month-end balances. Management does not believe that the use of average monthly balances instead of average daily balances has caused any material differences in the information presented. Average balances of loans receivable include loans on which the Company has discontinued accruing interest. The yields and costs include amortized and deferred fees and costs which are considered adjustments to yields.

                                                                                  -----------------------------
                                                      At September 30, 2000                    2000
                                                      ---------------------       -----------------------------
                                                                                                        Average
                                                                   Yield/          Average               Yield/
                                                       Balance      Cost           Balance   Interest    Cost
                                                      ----------   --------       ---------  --------  --------
Assets:
   Interest-earning assets:
     Interest-earning deposits in other banks....     $     1,495      6.35%      $     796  $     58      7.29%
     Investment securities, net(1)...............           1,631      6.25           1,550       102      6.58
     Loans receivable, net (2)...................         122,888      7.39         117,681     8,994      7.64
     Mortgage-backed securities, net(1)..........           7,082      7.37           7,762       570      7.34
                                                      -----------      ----       ---------  --------      ----
         Total interest-earning assets...........         133,096      7.36         127,789     9,724      7.61
   Non-interest-earning assets...................           3,531                     3,766
                                                      -----------                 ---------
         Total assets............................     $   136,627                 $ 131,555
                                                      ===========                 =========
Liabilities and Equity:
   Interest-bearing liabilities:
     Passbook savings accounts...................     $     8,402      2.69       $   8,856       233      2.63
     Money market accounts.......................           4,049      3.06           4,776       143      2.99
     NOW accounts................................           5,384      1.79           5,476        96      1.75
     Certificate accounts........................          61,273      6.12          57,570     3,227      5.61
     FHLB advances...............................          30,000      6.45          27,655     1,646      5.95
                                                      -----------      ----       ---------  --------      ----
       Total interest-bearing liabilities........         109,108      5.62         104,333     5,345      5.12
                                                                                             --------
   Non-interest-bearing liabilities..............           1,534                     1,599
                                                      -----------                 ---------
         Total liabilities.......................         110,642                   105,932
   Equity........................................          25,985                    25,623
                                                      -----------                 ---------
         Total liabilities and equity............     $   136,627                 $ 131,555
                                                      ===========                 =========
   Net interest income before provision
       for estimated loan losses.................                                            $  4,379
                                                                                             ========
   Net interest rate spread(3)...................                                                          2.49%
                                                                                                           ====
   Net interest margin(4)........................     $    121.99%                   122.48%               3.43%
                                                      ===========                    ======                ====
   Ratio of interest-earning assets to
     interest-bearing liabilities................

                                                                         Year Ended September 30,
                                                   -----------------------------------------------------------------------
                                                                  1999                               1998
                                                                              Average                              Average
                                                    Average                   Yield/        Average                 Yield/
                                                    Balance      Interest      Cost         Balance    Interest      Cost
                                                   ---------     --------    --------       --------   --------    -------
                                                         (Dollars in thousands)
Assets:
   Interest-earning assets:
     Interest-earning deposits in other banks..    $     620     $     50        8.06%      $  2,427   $    159       6.55%
     Investment securities, net(1).............        1,017           68        6.69            884         62       7.01
     Loans receivable, net (2).................      106,619        8,200        7.75         91,126      7,430       8.15
     Mortgage-backed securities, net(1)........       10,662          744        6.98         13,291      1,014       7.63
                                                   ---------     --------    --------       --------   --------    -------
         Total interest-earning assets.........      118,918        9,122        7.67        107,728      8,665       8.04
   Non-interest-earning assets.................        2,965                                   2,646
                                                   ---------                                --------
         Total assets..........................    $ 121,883                                $110,374
                                                   =========                                ========
Liabilities and Equity:
   Interest-bearing liabilities:
     Passbook savings accounts.................    $   8,791          231        2.63       $  8,147        232       2.85
     Money market accounts.....................        5,366          160        2.98          5,516        168       3.05
     NOW accounts..............................        5,974           91        1.52          5,527         84       1.52
     Certificate accounts......................       58,419        3,141        5.28         58,275      3,362       5.77
     FHLB advances.............................       16,307          861        5.28          3,773        194       5.14
                                                   ---------     --------    --------       --------    -------     ------
       Total interest-bearing liabilities......       94,857        4,484        4.73         81,238      4,040       4.97
                                                                 --------                               -------
   Non-interest-bearing liabilities............        1,097                                   1,014
                                                   ---------                                --------
         Total liabilities.....................       95,954                                  82,252
   Equity......................................       25,929                                  28,122
                                                   ---------                                --------
         Total liabilities and equity..........    $ 121,883                                $110,374
                                                   =========                                ========
   Net interest income before provision
       for estimated loan losses...............                  $  4,638                               $ 4,625
                                                                 ========                               =======
   Net interest rate spread(3).................                                  2.94%                                3.07%
                                                                                 ====                                 ====
   Net interest margin(4)......................                                  3.90%                                4.29%
                                                                                 ====                                 ====
   Ratio of interest-earning assets to
     interest-bearing liabilities..............       125.37%                                 132.61%
                                                      ======                                  ======

______________

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

                                                              Year Ended September 30, 2000      Year Ended September 30, 1999
                                                                       Compared to                        Compared to
                                                              Year Ended September 30, 1999      Year Ended September 30, 1998
                                                            ---------------------------------  ----------------------------------
                                                             Increase (Decrease)                Increase (Decrease)
                                                                   Due to                              Due to
                                                            ---------------------              ----------------------
                                                             Volume       Rate        Net        Volume       Rate        Net
                                                            ---------  ----------  ----------  ----------  ----------  ----------
                                                                                       (In thousands)
Interest-earning assets:
    Interest-earning deposits in other banks.............     $    13      $   (5)     $    8       $(139)    $    30       $(109)
    Investment securities, net...........................          35          (1)         34           9          (3)          6
    Loans receivable, net................................         847        (113)        734       1,215        (385)        830
    Mortgage-backed securities, net......................        (211)         37        (174)       (189)        (81)       (270)
                                                                 ----      ------      ------      ------     -------      ------
       Total change in interest income...................         684         (82)        602         896        (439)        457

Interest-bearing liabilities:
    Passbook savings accounts............................           2          --           2          18         (19)          1
    Money market accounts................................         (18)          1         (17)         (5)         (3)         (8)
    NOW accounts.........................................          (8)         13           5           7          --           7
    Certificate accounts.................................         (46)        132          86           8        (229)       (221)
    FHLB advances........................................         664         121         785         662           5         667
                                                                -----       -----       -----     -------   ---------     -------
       Total change in interest expense..................         594         267         861         690        (246)        444
                                                                -----       -----       -----     -------      ------      ------
Net change in net interest income........................      $   90       $(349)      $(259)     $  206       $(193)    $    13
                                                               ======       =====       ======     ======       =====     =======

Comparison of Operating Results for the Years Ended September 30, 2000 and September 30, 1999

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

         The Company's net income is primarily dependent on its net interest income (the difference between interest income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities). Net income is also affected by provisions for loan losses, service charges, gains on sale of assets and other income, noninterest expense and income taxes. The Company's net income was $1,394,000 and $1,703,000 for the years ended September 30, 2000 and 1999.

Interest Income

         Interest income increased $602,000, or 6.2%, from $9.1 million for the year ended September 30, 1999 to $9.7 million for the year ended September 30, 2000. The increase in interest income resulted primarily from an increase in interest and fees on loans. Such increase was due to higher average loan balances related to the origination of new one- to four-family real estate loans. This increase was partially offset by a decrease in interest and dividends on securities. The decrease in these investments resulted from a decrease in the volume of securities in the current year as the majority of the proceeds from principal payments have been reinvested in higher yielding loans.

Interest Expense

         Interest expense increased $861,000, or 19.2%, from $4.5 million for the year ended September 30, 1999 to $5.3 million for the year ended September 30, 2000. The increase in interest expense was primarily due to an increase in the volume of FHLB advances during 2000 along with an overall increase in interest rates. The Company began using FHLB advances in fiscal 1998 to fund the Bank's loan growth.

Net Interest Income

         Net interest income is the largest component of the Company's income and is affected by the interest rate environment and volume and composition of interest-earning assets and interest-bearing liabilities. Net interest income decreased slightly by $259,000 to $4.4 million for the year ended September 30, 2000. The decrease reflects the increase in market rates as the interest-bearing liabilities have repriced more quickly than interest-earning assets. This trend is evidenced by the decrease in the net interest rate spread from 2.94% for the year ended September 30, 1999 to 2.49% for the year ended September 30, 2000.

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

         Provisions for loan losses totaled $36,000 for the year ended September 30, 2000 compared to $30,000 for the year ended September 30, 1999. The provision for loan losses is based on management's assessment of risk factors affecting the allowance for loan losses. The allowance for loan losses was approximately .13% and .11% of total loans as of September 30, 2000 and 1999.

Non-Interest Income

         Non-interest income totaled $49,000 for the year ended September 30, 2000 as compared to $55,000 for the year ended September 30, 1999. Non-interest income decreased slightly due to a gain recognized on the sale of real estate owned in fiscal 1999.

Non-Interest Expense

         Non-interest expense increased $224,000, or 11.1% , from $2.0 million for the year ended September 30, 1999 to $2.2 million for the year ended September 30, 2000. The increase was primarily due to an increase in compensation and benefits and professional services. The increase in salary and benefits was due to annual merit raises and additional recognition and retention plan ("RRP") expense recognize for additional shares earned in 2000. The Company has incurred approximately $292,000 in professional fees related to the proposed sale.

Income Taxes

         The change in income tax expense is primarily attributable to the change in net income before income taxes. Income tax expense totaled $750,000, or an effective rate of 35.0% for the year ended September 30, 2000, compared to $937,000, or an effective rate of 35.5% for the year ended September 30, 1999.

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

Interest Income

         Interest income increased $457,000, or 5.3%, from $8.7 million for the year ended September 30, 1998 to $9.1 million for the year ended September 30, 1999. The increase in interest income resulted primarily from an increase in interest and fees on loans. Such increase was due to higher average loan balances related to the origination of new one- to four-family real estate loans. This increase was partially offset by a decrease in interest and dividends on securities and interest-bearing deposits. The decrease in these investments resulted from a decrease in the volume of securities and deposits in the current year as the majority of the proceeds from principal payments have been reinvested in higher yielding loans.

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

Net Interest Income

         Net interest income is the largest component of the Company's income and is affected by the interest rate environment and volume and composition of interest-earning assets and interest-bearing liabilities. Net interest income increased slightly by $13,000 to $4.6 million for the year ended September 30, 1999. The Bank's continued growth is reflected by an increase in average interest-earning assets. However, net interest income does not correspond to this growth as interest-bearing liabilities have repriced more quickly than their interest-earning assets. This trend is evidenced by the decrease in the net interest rate spread from 3.07% for the year ended September 30, 1998 to 2.94% for the year ended September 30, 1999.

Provision for Loan Losses

         Provisions for loan losses totaled $30,000 for the year ended September 30, 1999 compared to $12,000 for the year ended September 30, 1998. The provision for loan losses is based on management's assessment of risk factors affecting the allowance for loan losses. The allowance for loan losses was approximately 0.11% and 0.12% of total loans as of September 30, 1999 and 1998. Management believes the allowance for loan loss is adequate to absorb probable losses; however, future additions to the allowance may be necessary based on changes in economic conditions.

Non-Interest Income

         Non-interest income totaled $55,000 for the year ended September 30, 1999 as compared to $51,000 for the year ended September 30, 1998. Non-interest income increased slightly due to a gain recognized on the sale of real estate owned.

Non-Interest Expense

         Non-interest expense increased $96,000, or 5.0%, from $1.9 million for the year ended September 30, 1998 to $2.0 million for the year ended September 30, 1999. The increase was primarily due to an increase in compensation and benefits and data processing services, partially offset by a decrease in franchise taxes. The increase in salary and benefits was due to annual merit raises and additional RRP expense recognized from an increase in stock prices. The decrease in franchise taxes for fiscal 1999 resulted from a decrease in equity of the Company due to the stock repurchase.

Income Taxes

         The change in income tax expense is primarily attributable to the change in net income before income taxes. Income tax expense totaled $937,000, or an effective rate of 35.5% for the year ended September 30, 1999, compared to $1,085,000, or an effective rate of 39.6% for the year ended September 30, 1998.

Comparison of Financial Condition at September 30, 2000 and September 30, 1999

General

         The Company's assets totaled $136.6 million at September 30, 2000, an increase of $8.4 million, or 6.6%, from $128.2 million at September 30, 1999. The growth in assets was primarily in loans, partly offset by a decrease in securities. Such loan growth was funded by borrowed funds and the decrease in securities.

Securities

         Total securities decreased $1.6 million from $8.7 million at September 30, 1999, to $7.1 million at September 30, 2000. The decrease was due to maturities and principal payments being reinvested in higher yielding loans.

Loans

         Net loans increased $9.6 million, or 8.5%, from $113.3 million at September 30, 1999 to $122.9 million at September 30, 2000. The growth in loans was primarily in one- to four-family real estate loans, which increased $6.9 million, or 6.9%, during the period. Growth in real estate loans is primarily related to growth in the Company's market area. Changes in other types of loans were not significant.

Deposits

         Total deposits increased $2.9 million, or 3.8%, from $76.8 million at September 30, 1999 to $79.7 million at September 30, 2000. The increase primarily resulted from an increase in certificates of deposit of $4.0 million.

Borrowings

         Borrowings from the FHLB totaled $30.0 million at September 30, 2000, an increase of $5.0 million from September 30, 1999. Management has increased its use of FHLB advances as an alternative source of funds in order to continue to meet loan demand and greater leverage the capital of the Company.

Equity

         Shareholders' equity totaled $26.0 million at September 30, 2000, an increase of $500,000 from $25.5 million at September 30, 1999. Equity as a percentage of assets decreased from 19.9% at September 30, 1999 to 19.0% at September 30, 2000. The decrease was primarily the result of the overall growth of the Company and the purchase of 53,409 shares of its common stock on the secondary market.

Liquidity and Capital Resources

         The Company's primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from the maturation of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company's bank subsidiary maintains a liquidity ratio above the regulatory requirement. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4%. The Bank's average regulatory liquidity ratios were 10.30% and 12.2%, for the years ended September 30, 2000 and 1999, respectively. The Bank's regulatory liquidity ratio increased immediately after the consummation of the Conversion because the bulk of the net conversion proceeds was initially invested in short-term investment securities and subsequently decreased as the proceeds were used to fund loan growth.

         The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows provided by operating activities were $1.7 million, $2.0 million and $1.9 million for the years ended September 30, 2000, 1999 and 1998, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of investments and mortgage- backed securities, offset by principal collections on loans and proceeds from maturation of investments and paydowns on mortgage-backed securities. Net cash from financing activities consisted primarily of activity in deposit accounts, increases in FHLB advances, cash dividends paid and treasury stock transactions. The net increase in deposits was $2.9 million for the fiscal year ended September 30, 2000, while there was a net increase in deposits of $2.2 million for the fiscal year ended September 30, 1999 and a net decrease in deposits of $1.7 million for the fiscal year ended September 30, 1998.

         At September 30, 2000, the Company's bank subsidiary exceeded all of its regulatory capital requirements with a tangible capital level of $16.2 million, or 11.9%, of adjusted total assets, which is above the required level of $2.0 million, or 1.5%; core capital of $16.2 million, or 11.9%, of adjusted total assets, which is above the required level of $4.1 million, or 3.0%; and risk-based capital of $16.4 million, or 22.1%, of risk-weighted assets, which is above the required level of $5.9 million, or 8.0%.

         The Bank's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At September 30, 2000, cash and short-term investments totaled $3.7 million. The Bank has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans. The Bank may also utilize FHLB advances or the sale of securities available for sale as a source of funds. At September 30, 2000, the Bank had $30.0 million of advances outstanding from the FHLB and $1.3 million of mortgage-backed securities available for sale.

         At September 30, 2000, the Bank had outstanding commitments to originate mortgage loans of $4.7 million compared to $2.9 million at September 30, 1999. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts which are scheduled to mature in less than one year from September 30, 2000 totaled $39.9 million. The Bank expects that a substantial portion of the maturing certificate accounts will be retained by the Bank at maturity. However, if a substantial portion of these deposits are not retained, the Bank may utilize Federal Home Loan Bank advances, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS Nos. 137 and 138, addresses the accounting for derivative instruments and certain derivative instruments embedded in other contracts, and hedging activities. The statement standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. This is not expected to have a material effect as the Company does not currently maintain any derivative holdings.

Forward-Looking Statements

         This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions.

         Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties. When used herein, the terms "anticipates", "plans", "expects", "believes", and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements may materially differ from those expressed or implied in the forward looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, interest rate environment, competitive conditions in the financial services industry, changes in law, government policies and regulations, and rapidly changing technology affecting financial services.

         The Company does not undertake -- and specifically disclaims any obligation -- to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.
---------------------------------------------------------------------

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

         The following table shows the NPV and projected change in the NPV of the Bank at September 30, 2000 assuming an instantaneous and sustained change in market interest rates of 100, 200 and 300 basis points, as calculated by the OTS. The table indicates that the structure of the Bank's assets and liabilities would result in a decline in the Bank's NPV in a rising rate environment. Specifically, the table indicates that, at September 30, 2000, the Bank's NPV was $16.6 million (or 12.5% of the market value of portfolio assets) and that, based upon the assumptions utilized, an immediate increase in market interest rates of 200 basis points would result in a $7.2 million or 44% decline in the Bank's NPV and would result in a 500 basis point or 39.9% decline in the Bank's NPV ratio to 7.5%.

2000                                                                                     NPV as % of Portfolio
                                                Net Portfolio Value                         Value of Assets
                                        -----------------------------------          -----------------------------
                                              (Dollars in thousands)
  Change                                                                                NPV
 in Rates            $ Amount             $ Change              % Change               Ratio           % Change
-----------        -------------        -------------         -------------          ----------      -------------
   300 bp            $  5,896             $(10,721)                65%                   4.90%           60.9%
   200 bp               9,357               (7,259)                44                    7.52            39.9
   100 bp              12,981               (3,635)                22                   10.10            19.3
  Static               16,616                                                           12.52
  (100) bp             19,774                3,158                 19                   14.50            15.8
  (200) bp             21,600                4,984                 30                   15.58            24.4
  (300) bp             22,840                6,224                 37                   16.27            30.0

1999                                                                                     NPV as % of Portfolio
                                                Net Portfolio Value                         Value of Assets
                                        -----------------------------------          -----------------------------
                                               (Dollars in thousands)
  Change                                                                                NPV
 in Rates            $ Amount             $ Change              % Change               Ratio           % Change
-----------        -------------        -------------         -------------          ----------      -------------
   300 bp             $ 6,310              $(8,768)                 58%                  5.34%            54.1%
   200 bp               9,328               (5,750)                 38                   7.64             34.4
   100 bp              12,349               (2,730)                 18                   9.81             15.7
  Static               15,079                                                           11.64
  (100) bp             16,934                1,856                  12                  12.79              9.9
  (200) bp             17,829                2,750                  18                  13.28             14.1
  (300) bp             18,475                3,396                  23                  13.59             16.8

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

Item 8.  Financial Statements and Supplementary Data.
-----------------------------------------------------

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Delphos Citizens Bancorp, Inc.
Delphos, Ohio

We have audited the accompanying consolidated statements of financial condition of Delphos Citizens Bancorp, Inc. as of September 30, 2000 and 1999, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Delphos Citizens Bancorp, Inc. as of September 30, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2000, in conformity with generally accepted accounting principles.

                                            /s/ Crowe, Chizek and Company LLP

                                            Crowe, Chizek and Company LLP

Columbus, Ohio
October 20, 2000

                        DELPHOS CITIZENS BANCORP, INC.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                          September 30, 2000 and 1999

--------------------------------------------------------------------------------

                                                                              2000                1999
                                                                              ----                ----
ASSETS
     Cash and amounts due from depository institutions                   $     2,191,658    $      2,853,171
     Interest-bearing deposits in other financial institutions                 1,494,893             847,106
                                                                         ---------------    ----------------
         Total cash and cash equivalents                                       3,686,551           3,700,277
     Securities available for sale                                             1,309,631           1,864,283
     Securities held to maturity (Estimated fair value of
       $5,850,415 in 2000 and $6,932,862 in 1999)                              5,772,169           6,804,708
     Federal Home Loan Bank stock                                              1,631,300           1,250,000
     Loans, net of allowance of $164,881 in 2000
       and $133,493 in 1999                                                  122,888,483         113,272,857
     Premises and equipment, net                                                 614,292             662,283
     Accrued interest receivable                                                 653,799             573,048
     Other assets                                                                 71,208             100,110
                                                                         ---------------    ----------------

         Total assets                                                    $   136,627,433    $    128,227,566
                                                                         ===============    ================
LIABILITIES
     Deposits
         Demand and NOW accounts                                         $     6,010,276    $      5,452,072
         Money market accounts                                                 4,049,361           5,177,858
         Savings and club                                                      8,401,619           8,898,411
         Certificates of deposit                                              61,272,630          57,312,249
                                                                         ---------------    ----------------
              Total deposits                                                  79,733,886          76,840,590
     Federal Home Loan Bank advances                                          30,000,000          25,000,000
     Escrow accounts                                                             323,968             306,750
     Accrued interest payable                                                    206,091              52,734
     Other liabilities                                                           378,289             540,085
                                                                         ---------------    ----------------
         Total liabilities                                                   110,642,234         102,740,159

SHAREHOLDERS' EQUITY
     Preferred Stock, no par value, 1,000,000 shares authorized,
       none outstanding                                                               --                  --
     Common stock, $.01 par value, 4,000,000 shares authorized,
       2,047,631 shares issued                                                    20,476              20,476
     Additional paid-in capital                                               20,161,428          20,055,178
     Retained earnings                                                        16,390,549          15,458,050
     Treasury stock, at cost - 462,848 shares in 2000
       and 409,439 shares in 1999                                             (8,681,160)         (7,746,503)
     Unearned employee stock ownership plan shares                            (1,175,257)         (1,271,197)
     Unearned recognition and retention plan shares                             (703,817)           (995,176)
     Accumulated other comprehensive income (loss)                               (27,020)            (33,421)
                                                                         ---------------    ----------------
         Total shareholders' equity                                           25,985,199          25,487,407
                                                                         ---------------    ----------------

              Total liabilities and shareholders' equity                 $   136,627,433    $    128,227,566
                                                                         ===============    ================

--------------------------------------------------------------------------------

         See accompanying notes to consolidated financial statements.

                        DELPHOS CITIZENS BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                 Years ended September 30, 2000, 1999 and 1998

--------------------------------------------------------------------------------

                                                                     2000              1999               1998
                                                                     ----              ----               ----
Interest income
     Loans, including fees                                     $    8,994,002     $    8,260,000    $     7,430,071
     Securities                                                       569,603            744,504          1,013,701
     FHLB stock dividends                                             101,976             68,230             62,495
     Interest-bearing deposits                                         58,379             49,676            158,662
                                                               --------------     --------------    ---------------
                                                                    9,723,960          9,122,410          8,664,929

Interest expense
     Deposits                                                       3,699,487          3,622,880          3,846,120
     FHLB advances                                                  1,645,509            861,185            194,214
                                                               --------------     --------------    ---------------
                                                                    5,344,996          4,484,065          4,040,334
                                                               --------------     --------------    ---------------

Net interest income                                                 4,378,964          4,638,345          4,624,595

Provision for loan losses                                              36,000             30,000             12,000
                                                               --------------     --------------    ---------------

Net interest income after
  provision for loan losses                                         4,342,964          4,608,345          4,612,595

Non-interest income
     Service charges and fees                                          38,585             39,967             39,429
     Gain on sale of real estate owned                                     --              8,532                 --
     Other income                                                      10,281              6,393             11,575
                                                               --------------     --------------    ---------------
                                                                       48,866             54,892             51,004

Non-interest expense
     Compensation and benefits                                      1,077,312            981,175            938,888
     Occupancy expense                                                110,126            110,887             91,713
     Data processing services                                         230,882            208,267            175,430
     Professional fees                                                324,513            148,772            170,742
     State franchise taxes                                            187,189            214,284            236,907
     Other expenses                                                   318,402            360,561            313,110
                                                               --------------     --------------    ---------------
                                                                    2,248,424          2,023,946          1,926,790
                                                               --------------     --------------    ---------------

Income before income taxes                                          2,143,406          2,639,291          2,736,809

Income tax expense                                                    749,759            936,700          1,084,678
                                                               --------------     --------------    ---------------

Net income                                                     $    1,393,647     $    1,702,591    $     1,652,131
                                                               ==============     ==============    ===============

Earnings per common share
         Basic                                                 $          .99     $         1.14    $           .97
         Diluted                                               $          .98     $         1.12    $           .95

--------------------------------------------------------------------------------

         See accompanying notes to consolidated financial statements.

                        DELPHOS CITIZENS BANCORP, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 Years ended September 30, 2000, 1999 and 1998
--------------------------------------------------------------------------------

                                                                2000             1999             1998
                                                                ----             ----             ----
Net income                                                  $1,393,647       $1,702,591       $1,652,131

Other comprehensive income (loss)
     Unrealized holding gains (losses) on
       available for sale securities
       arising during the period                                 9,698          (46,134)          (4,730)
     Tax effect                                                 (3,297)          15,686            1,608
                                                            ----------       ----------       ----------

         Other comprehensive income (loss)                       6,401          (30,448)          (3,122)
                                                            ----------       ----------       ----------

Comprehensive income                                        $1,400,048       $1,672,143       $1,649,009
                                                            ==========       ==========       ==========

--------------------------------------------------------------------------------
         See accompanying notes to consolidated financial statements.

                        DELPHOS CITIZENS BANCORP, INC.
    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Continued)
                 Years ended September 30, 2000, 1999 and 1998

--------------------------------------------------------------------------------

                                                                                                          Accumulated
                                         Additional                              Unearned     Unearned        Other
                               Common     Paid-in      Retained    Treasury        ESOP         RRP       Comprehensive
                                Stock     Capital      Earnings      Stock        Shares       Shares      Income (Loss)    Total
                                -----     -------      --------      -----        ------      -------      -------------    -----
Balance at
  September 30, 1997          $20,476    $19,854,707  $12,969,205 $(1,479,065)  $(1,463,076) $(1,186,019)   $      149  $28,716,377

Net income for the year
  ended September 30, 1998                                          1,652,131                                             1,652,131

Cash dividends - $.24 per
  share                                                  (455,275)                                                         (455,275)

Commitment to release
  employee stock ownership
  plan shares                                 95,041                                 95,940                                 190,981

Shares purchased under
  recognition and retention
  plan                                        18,488                                             (30,357)                   (30,357)

Shares earned under
  recognition and retention
  plan                                                                                           129,256                    147,744

Purchase 203,704 shares
  of treasury stock at cost                                        (4,158,581)                                           (4,158,581)

Change in other
  comprehensive income
  (loss)                                                                                                        (3,122)      (3,122)
                              -------    -----------  ----------- -----------   -----------  -----------    ----------  -----------
Balance at
  September 30, 1998          $20,476    $19,968,236  $14,166,061 $(5,637,646)  $(1,367,136) $(1,087,120)   $   (2,973) $26,059,898
                              =======    ===========  =========== ===========   ===========  ===========    ==========  ===========

--------------------------------------------------------------------------------
                                  (Continued)

                        DELPHOS CITIZENS BANCORP, INC.
    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Continued)
                 Years ended September 30, 2000, 1999 and 1998

-------------------------------------------------------------------------------

                                                                                                          Accumulated
                                         Additional                              Unearned     Unearned        Other
                               Common     Paid-in      Retained    Treasury        ESOP         RRP       Comprehensive
                                Stock     Capital      Earnings      Stock        Shares       Shares      Income (Loss)    Total
                                -----     -------      --------      -----        ------      -------      -------------    -----
Balance at
  September 30, 1998          $20,476    $19,968,236  $14,166,061 $(5,637,646)  $(1,367,136) $(1,087,120)   $   (2,973) $26,059,898

Net income for the year
  ended September 30, 1999                              1,702,591                                                         1,702,591

Cash dividends - $.24 per
  share                                                  (410,602)                                                         (410,602)

Commitment to release
  employee stock ownership
  plan shares                                 73,453                                 95,939                                 169,392

Shares purchased under
  recognition and retention
  plan                                                                                           (43,488)                   (43,488)

Shares earned under
  recognition and retention
  plan                                        13,489                                             135,432                    148,921

Purchase 117,799 shares
  of treasury stock at cost                                        (2,108,857)                                           (2,108,857)

Change in other
  comprehensive income
  (loss)                                                                                                       (30,448)     (30,448)
                              -------    -----------  ----------- -----------   -----------  -----------    ----------  -----------
Balance at
  September 30, 1998          $20,476    $20,055,178  $15,458,050 $(7,746,503)  $(1,271,197) $  (995,176)   $  (33,421) $25,487,407
                              =======    ===========  =========== ===========   ===========  ===========    ==========  ===========

--------------------------------------------------------------------------------
                                  (Continued)

                        DELPHOS CITIZENS BANCORP, INC.

                  Years ended September 30, 2000, 1999, 1998

--------------------------------------------------------------------------------

                                                                                                         Accumulated
                                        Additional                           Unearned       Unearned        Other
                               Common    Paid-in     Retained     Treasury     ESOP           RRP       Comprehensive
                               Stock     Capital     Earnings       Stock     Shares        Shares      Income (Loss)      Total
                               -----     -------     --------       -----     ------        ------      -------------      -----
Balance at
  September 30, 1999           $20,476  $20,055,178  $15,458,050  $(7,746,503) $(1,271,197) $ (995,176)  $(33,421)    $25,487,407

Net income for the year
  ended September 30, 2000                             1,393,647                                                          1,393,647

Cash dividends - $.28 per
  share                                                 (445,378)                                                          (445,378)

Commitment to release
  employee stock ownership
  plan shares                                43,923                                 95,940                                  139,863

Dividends on unallocated
  ESOP shares                                62,327                                                                          62,327

Shares earned under
  recognition and retention
  plan                                                   (15,770)                              291,359                      275,589

Purchase 53,409 shares
  of treasury stock at cost                                          (934,657)                                             (934,657)

Change in other
  comprehensive income (loss)                                                                                 6,401           6,401
                               -------  -----------  -----------  -----------  -----------  ----------     --------     -----------
Balance at
  September 30, 2000           $20,476  $20,161,428  $16,390,549  $(8,681,160) $(1,175,257) $ (703,817)    $(27,020)    $25,985,199
                               =======  ===========  ===========  ===========  ===========  ==========     ========     ===========

--------------------------------------------------------------------------------
                                  (Continued)

                        DELPHOS CITIZENS BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                 Years ended September 30, 2000, 1999 and 1998

--------------------------------------------------------------------------------

                                                                   2000               1999                1998
                                                                   ----               ----                ----
Cash flows from operating activities
     Net income                                             $     1,393,647     $     1,702,591    $      1,652,131
     Adjustments to reconcile net income to
       net cash provided by operating activities:
         Amortization of deferred loan
           origination fees and costs                               (12,696)            (16,319)            (20,042)
         Net accretion of securities                                (10,688)            (14,310)            (23,649)
         Provision for loan losses                                   36,000              30,000              12,000
         Depreciation                                                50,134              53,048              39,292
         Gain on sale of real estate owned                               --              (8,532)                 --
         Federal Home Loan Bank stock dividends                    (101,800)            (68,000)            (46,900)
         Compensation expense on ESOP shares                        139,863             169,392             190,981
         Compensation expense on RRP shares                         275,589             135,432             129,256
         Tax benefit realized on vesting of RRP shares                   --              13,489              18,488
         Deferred income taxes                                      (25,224)            (20,936)             22,339
         Net change in:
           Accrued interest receivable other assets                 (51,849)            (59,033)           (100,856)
           Accrued interest payable and other liabilities            13,488             129,232              12,809
                                                            ---------------     ----------------   ----------------
              Net cash from operating activities                  1,706,464           2,046,054           1,881,998
                                                            ---------------     ---------------    ----------------

Cash flows from investing activities
     Securities available for sale
         Purchases                                                       --                  --          (4,698,308)
         Principal payments                                         562,852           2,688,402             831,779
     Securities held to maturity
         Maturities and principal payments                        1,044,725           2,215,555           7,383,372
     Purchases of Federal Home Loan Bank stock                     (279,500)           (260,400)            (40,900)
     Net change in loans                                         (9,638,930)        (14,847,272)        (14,192,653)
     Proceeds from sale of real estate owned                             --              54,999                  --
     Premises and equipment expenditures                             (2,143)            (59,102)            (34,818)
                                                            ---------------     ---------------    ----------------
         Net cash from investing activities                      (8,312,996)        (10,207,818)        (10,751,528)
                                                            ---------------     ---------------    ----------------

--------------------------------------------------------------------------------
                                  (Continued)

                 Years ended September 30, 2000, 1999 and 1998

--------------------------------------------------------------------------------

                                                                   2000               1999                1998
                                                                   ----               ----                ----
Cash flows from financing activities
     Net change in deposits                                 $     2,893,296     $    (2,233,801)   $     1,701,422
     Net change in escrow accounts                                   17,218              40,463             30,197
     Proceeds from FHLB advances                                 95,000,000          23,000,000         10,000,000
     Repayments of FHLB advances                                (90,000,000)         (8,000,000)        (1,000,000)
     Dividends on unallocated ESOP shares                            62,327                  --                 --
     RRP shares purchased                                                --             (43,488)           (30,357)
     Cash dividends paid                                           (445,378)           (410,602)          (455,275)
     Purchase of treasury stock                                    (934,657)         (2,108,857)        (4,158,581)
                                                            ---------------     ---------------    ---------------
         Net cash from financing activities                       6,592,806          10,243,715          6,087,406
                                                            ---------------     ---------------    ---------------

Net change in cash and cash equivalents                             (13,726)          2,081,951         (2,782,124)

Cash and cash equivalents at beginning of year                    3,700,277           1,618,326          4,400,450
                                                            ---------------     ---------------    ---------------

Cash and cash equivalents at end of year                    $     3,686,551     $     3,700,277    $     1,618,326
                                                            ===============     ===============    ===============

Supplemental disclosures of cash flow information
     Cash paid during the year for
         Interest                                           $     5,191,639     $     4,470,013    $     4,034,845
         Income taxes                                               782,000             936,702            890,000
     Noncash activities

         Transfers of loans to real estate owned                         --              46,467                 --

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the
---------------------------
accounts of Delphos Citizens Bancorp, Inc. (Delphos) and its wholly-owned subsidiary, Citizens Bank of Delphos (Bank), together referred to as the Company. All significant intercompany accounts and transactions have been eliminated.

Nature of Operations: The Company, through the Bank, is engaged in the business
--------------------
of banking with operations conducted through its office located in Delphos, Ohio. The Company originates and holds primarily residential and consumer loans to customers throughout the Allen and Van Wert County area in Northwest Ohio, which generates the majority of the Company's income. The Company's primary deposit products are interest-bearing checking accounts and certificates of deposit. There are no branch operations.

Use of Estimates: To prepare financial statements in conformity with generally
----------------
accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, fair values of financial instruments and status of contingencies are particularly subject to change.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand,
-------------------------
amounts due from depository institutions and interest bearing deposits in other financial institutions. Net cash flows are reported for loan and deposit transactions.

Securities: Securities are classified as held to maturity and carried at
----------
amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income. Other securities such as Federal Home Loan Bank stock are carried at cost.

Interest income includes amortization of purchase premiums and discounts. Gains and losses on sales are based on the amortized cost of the security sold. Securities are written down to fair value when a decline in fair value is not temporary.

Loans: Loans that management has the intent and ability to hold for the
-----
foreseeable future or until maturity or payoff are reported at the principal balances outstanding, net of deferred loan fees and costs, loans in process and an allowance for loan losses.

Interest income is reported on the interest method and includes the amortization of net deferred loan fees and costs over the loan term. Interest income is not reported when full loan repayment is in doubt, typically when the loan is impaired or payments are past due over 90 days (180 days for residential mortgages). Payments received on such loans are reported as principal reductions.

Allowance for Loan Losses: The allowance for loan losses is a valuation
-------------------------
allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required based on past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off.

A loan is impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer and credit card loans, and on an individual basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loans are reported net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

Foreclosed Assets: Assets acquired through or in lieu of loan foreclosure are
-----------------
initially recorded at fair value when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed.

Premises and Equipment: Land is carried at cost. Premises and equipment are
----------------------
stated at cost less accumulated depreciation. Depreciation is computed over the assets useful lives on a straight line basis. These assets are reviewed for impairment when events indicate the carrying amount may not be recoverable. Maintenance and repairs are expensed and major improvements are capitalized.

Stock Compensation: Employee compensation expense under the stock option plans
------------------
is reported if options are granted below market price at grant date. Pro forma disclosures of net income and earnings per share are shown using the fair value method of SFAS No. 123 to measure expense using an option pricing model to estimate fair value.

Income Taxes: Income tax expense is the total of the current year income tax due
------------
or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts of temporary differences between the carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Financial Instruments: Financial instruments include off-balance sheet credit
---------------------
instruments, such as commitments to make loans and standby letters of credit, issued to meet customer financing needs. The face amount of these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Earnings Per Common Share: Basic earnings per common share is net income divided
-------------------------
by the weighted average number of shares outstanding during the period. Employee Stock Ownership Plan ("ESOP") shares are considered to be outstanding for this calculation unless unearned. Recognition and Retention Plan ("RRP") shares are considered outstanding as they become vested. Diluted earnings per common share includes the dilutive effect of RRP shares and the additional potential common shares issuable under stock options.

Comprehensive Income: Comprehensive income consists of net income and other
--------------------
comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, which is also recognized as a separate component shareholders' equity.

New Accounting Pronouncement: Beginning October 1, 2000, a new accounting
----------------------------
standard will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. This is not expected to have a material effect, but the effect will depend on derivative holdings when this standard applies.

Loss Contingencies: Loss contingencies, including claims and legal actions
------------------
arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Restrictions on Cash: The Company was required to have $591,000 and $653,000 of
--------------------
cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing balance requirements at year end 2000 and 1999. These balances do not earn interest.

Dividend Restriction: Banking regulations require maintaining certain capital
--------------------
levels that may limit the amount of dividends paid by the Bank to Delphos or by Delphos to shareholders.

Fair Value of Financial Instruments: Fair values of financial instruments are
-----------------------------------
estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgement regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Concentration of Credit Risk: The Bank grants loans to customers located
----------------------------
primarily in Allen and Van Wert counties. Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to repay their loans is dependent on the economy in Allen and Van Wert counties.

Business Segment:  Internal financial information is primarily reported and
----------------
aggregated solely in the line of the business of banking.

Reclassifications:  Certain reclassification have been made to amounts
-----------------
previously reported to conform to the current financial statement presentation.

NOTE 2 - SECURITIES

Year end securities were as follows:

                                                                 Gross              Gross
                                             Amortized        Unrealized         Unrealized             Fair
                                               Cost              Gains              Loss                Value
                                               ----              -----              ----                -----
September 30, 2000

Available for sale
     Ginnie Mae Certificates            $       567,110     $        1,725    $        (9,319)   $       559,516
     Fannie Mae Certificates                    783,461                 --            (33,346)           750,115
                                        ---------------     --------------    ---------------    ---------------

         Total                          $     1,350,571     $        1,725    $       (42,665)   $     1,309,631
                                        ===============     ==============    ===============    ===============

Held to maturity
     Ginnie Mae Certificates            $     5,745,376     $      100,005    $       (22,778)   $     5,822,603
     Freddie Mac Certificates                    26,793              1,019                 --             27,812
                                        ---------------     --------------    ---------------    ---------------

         Total                          $     5,772,169     $      101,024    $       (22,778)   $     5,850,415
                                        ===============     ==============    ===============    ===============

September 30, 1999

Available for sale
     Ginnie Mae Certificates            $       612,628     $        1,928    $       (11,486)   $       603,070
     Fannie Mae Certificates                  1,302,293                 --            (41,080)         1,261,213
                                        ---------------     --------------    ---------------    ---------------

         Total                          $     1,914,921     $        1,928    $       (52,566)   $     1,864,283
                                        ===============     ==============    ===============    ===============

Held to maturity
     Ginnie Mae Certificates            $     6,751,603     $      156,048    $       (29,891)   $     6,877,760
     Freddie Mac Certificates                    53,105              1,997                 --             55,102
                                        ---------------     --------------    ---------------    ---------------

         Total                          $     6,804,708     $      158,045    $       (29,891)   $     6,932,862
                                        ===============     ==============    ===============    ===============

There were no sales of securities during the years ended September 30, 2000, 1999 and 1998.

                        DELPHOS CITIZENS BANCORP, INC.


NOTE 3 - LOANS

Loans at year end were as follows:

                                                   2000            1999
                                                   ----            ----
Real estate loans
   One- to four-family                         $106,362,753    $ 99,540,099
   Multi-family                                   1,901,537       2,276,434
   Commercial real estate                         6,621,302       6,562,409
   Construction and land                          6,937,929       5,413,046
                                               ------------    ------------
                                                121,823,521     113,791,988

Less:
   Mortgage loans in process                     (4,137,097)     (3,717,498)
   Net deferred loan origination fees               (28,980)        (28,205)
                                               ------------    ------------
                                                117,657,444     110,046,285

Consumer and other loans
   Manufactured homes                                97,966         116,985
   Home equity loans                              4,474,024       2,326,539
   Unsecured loans                                   76,078         133,286
   Other consumer loans                             747,852         783,255
                                               ------------    ------------
                                                  5,395,920       3,360,065

Less: Allowance for loan losses                    (164,881)       (133,493)
                                               ------------    ------------
                                               $122,888,483    $113,272,857
                                               ============    ============

Activity in the allowance for loan losses for the year was as follows:

                                         2000        1999          1998
                                         ----        ----          ----

Balance at beginning of period         $133,493    $118,360     $106,360
Provision charged to income              36,000      30,000       12,000
Charge-offs                              (4,862)    (14,867)          --
Recoveries                                  250          --           --
                                       --------    --------     --------
Balance at end of period               $164,881    $133,493     $118,360
                                       ========    ========     ========

As of and for the years ended September 30, 2000, 1999 and 1998, there were no impaired loans.

Certain directors and executive officers of the Company and the Bank and their related interests were loan customers of the Bank. A summary of activity on related party loans during fiscal 2000 was as follows:

         Beginning balance                                 $    302,381
         New loans                                               63,500
         Repayments                                            (116,805)
                                                           ------------
         Ending balance                                    $    249,076
                                                           ============

                        DELPHOS CITIZENS BANCORP, INC.

NOTE 4 - PREMISES AND EQUIPMENT

Year end premises and equipment were as follows:

                                                      2000           1999
                                                      ----           ----

Land                                              $  175,654     $  175,654
Building and improvements                            643,190        643,190
Furniture and equipment                              323,950        321,807
                                                  ----------     ----------
                                                   1,142,794      1,140,651
Accumulated depreciation                            (528,502)      (478,368)
                                                  ----------     ----------
                                                  $  614,292     $  662,283
                                                  ==========     ==========


NOTE 5 - DEPOSITS

Time deposits of $100,000 or more were $5,445,000 and $4,978,000 at year end 2000 and 1999.

Scheduled maturities of time deposits for the next five years were as follows:

         Year Ending September 30:
                  2001                                         $39,920,818
                  2002                                          19,586,099
                  2003                                             835,359
                  2004                                             754,176
                  2005                                             176,178
                                                               -----------
                                                               $61,272,630
                                                               ===========


NOTE 6 - FEDERAL HOME LOAN BANK ADVANCES

The Bank is a member of the Federal Home Loan Bank ("FHLB") of Cincinnati. As a member, the Bank has the ability to obtain advances from the FHLB. The Bank had variable rate borrowings totaling $20,000,000, with interest rates of 6.90% at September 30, 2000 and $15,000,000 at September 30, 1999, with interest rates ranging from 5.15% to 5.77%. The Bank had fixed rate borrowings totaling $10,000,000, with interest rates ranging from 4.61% to 6.49% at September 30, 2000 and $10,000,000 at September 30, 1999, with an interest rates ranging from 4.61% to 5.12%.

The maximum month-end balance of FHLB advances outstanding was $30,000,000 in 2000 and $25,000,000 in 1999. Average balances of borrowings outstanding during fiscal 1999 and 1998 were $27,655,000 and $16,307,000. Qualifying first mortgage loans and FHLB stock owned by the Bank totaling $45,000,000 and $1,631,000 at September 30, 2000 and $37,500,000 and $1,250,000 at September 30, 1999 were pledged as collateral for FHLB advances.

Principal payments of $20,000,000 are due in fiscal 2000, $5,000,000 in fiscal 2009 and $5,000,000 in fiscal 2010.

                        DELPHOS CITIZENS BANCORP, INC.

NOTE 7 - INCOME TAXES

Income tax expense was as follows:

                                                 2000        1999        1998
                                                 ----        ----        ----

          Current                             $ 774,983   $ 944,147  $ 1,043,851
          Tax effect of vesting RRP shares           --      13,489       18,488
          Deferred                              (25,224)    (20,936)      22,339
                                              ---------   ---------  -----------
                                              $ 749,759   $ 936,700  $ 1,084,678
                                              =========   =========  ===========

Year end deferred tax assets and liabilities were due to the following:

                                                                  2000           1999
                                                                  ----           ----
           Deferred tax assets
             Deferred loan fees                                $   3,604    $   4,283
             Non-accrual interest                                  3,385        4,531
             ESOP expense                                         24,465       24,465
             Recognition and retention plan                       25,556       14,299
             Unrealized loss on securities available for sale     13,920       17,217
                                                               ---------    ---------
                                                                  70,930       64,795
           Deferred tax liabilities
             Bad debt deduction                                 (108,597)    (160,433)
             FHLB stock dividends                               (221,952)    (187,340)
             Depreciation                                         (7,478)      (6,046)
                                                               ---------    ---------
                                                                (338,027)    (353,819)
                                                               ---------    ---------
             Net deferred tax liability                        $(267,097)   $(289,024)
                                                               =========    =========

Effective tax rates differ from federal statutory rates applied to financial statement income due to the following:

                                                               2000             1999              1998
                                                               ----             ----              ----
         Income tax computed at the
           statutory rate                                 $     728,758    $     897,359     $     930,515
         Tax effect of other items                               21,001           39,341           154,163
                                                          -------------    -------------     -------------
                                                          $     749,759    $     936,700     $   1,084,678
                                                          =============    =============     =============

         Statutory tax rate                                        34.0%            34.0%             34.0%
                                                          =============    =============     =============
         Effective tax rate                                        35.0%            35.5%             39.6%
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

                        DELPHOS CITIZENS BANCORP, INC.

In August 1996, legislation was enacted that repeals the percentage of taxable income method of accounting used by many thrifts to calculate their bad debt reserve for federal income tax purposes. As a result, thrifts such as the Bank must recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for tax years beginning after December 31, 1987. The legislation also requires thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. The recapture occurs over a six-year period, the commencement of which was delayed until the first taxable-year beginning after December 31, 1998, provided the institution meets certain residential lending requirements. At September 30, 2000 and 1999, the Bank had $484,285 and $605,357 in bad debt reserves subject to recapture for federal income tax purposes. The deferred tax liability related to the recapture has been previously established. In fiscal 2000 and 1999, $121,072 bad debt reserves were recaptured.

Retained earnings at September 30, 2000 and 1999, include approximately $1,860,000 for which no provision for federal income taxes has been made. This amount represents the qualifying and nonqualifying tax bad debt reserve as of December 31, 1987, the Company's base year for calculating the bad debt deduction for tax purposes. The related amount of unrecognized deferred tax liability was $631,000 at September 30, 2000 and 1999. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, it will be added to future taxable income.

NOTE 8 - COMMITMENTS, OFF-BALANCE-SHEET RISK AND CONTINGENCIES

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection are issued to meet customer financing needs. These are arrangements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance sheet risk to credit losses exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

As of September 30, 2000, the Company had commitments to make loans at market rates of $4,748,000. Of these commitments, $1,207,000 had fixed rates ranging from 8.00% to 8.875%, and $3,541,000 had variable rates. The commitment period ranged from 30 to 90 days. As of September 30, 1999, the Company had commitments to make loans at market rates of $2,945,000. Of these commitments, $688,000 had fixed rates ranging from 7.50% to 8.50%, and $2,257,000 had variable rates. Since loan commitments may expire without being used, the amount does not necessarily represent future cash commitments.

The Company and the Bank have entered an employment agreement with the chief executive officer of the Company and the Bank. The agreement provides for a term of three years and a salary and performance review by the Board of Directors not less than annually, as well as inclusion of the employee in any formally established employee benefit, bonus, pension and profit-sharing plans for which management personnel are eligible.

                        DELPHOS CITIZENS BANCORP, INC.

During fiscal 2000, the Board of Directors approved the Citizens Bank of Delphos Employee Severance Compensation Plan to provide benefits to eligible employees in the event of a change in control. Generally, eligible employees are those employees who have completed twelve consecutive moths of service with the Bank. Under the Plan, participants terminated in conjunction with a change in control will be entitled to receive a severance benefit equal to 1/26/th/ of their annual compensation for each year of service up to a maximum of 100% of the participant's annual compensation. Pursuant to the Affiliation Agreement by and between United Bancshares, Inc. and Delphos Citizens Bancorp, Inc. dated August 25, 2000, the Delphos Employee Severance Compensation Plan was terminated as of August 25, 2000.

NOTE 9 - PROFIT SHARING

The Company sponsors a 401(k) profit sharing plan for eligible employees. Under the plan, employees who are at least 21 1/2 years of age and have completed six months of service are eligible to participate. Employees may contribute up to 10% of their annual pre-tax compensation. The Bank may contribute as a matching contribution, a discretionary percentage of up to 6% of the employees' contribution. The Company may also make special discretionary contributions equal to a percentage of the employees' compensation. Participants become 100% vested as to the Bank's contributions after five years of service. The contribution expense included in compensation and benefits was $5,801, $18,543, and $5,474 for 2000, 1999 and 1998.

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

To fund the plan, the ESOP borrowed $1,630,970 from the Company for the purposes of purchasing 163,097 shares of stock at $10 per share when the Company converted to stock. Principal and interest payments on the loan are due in annual installments that began December 31, 1996, with the final payments of principal and interest being due and payable at maturity on December 31, 2013. Interest is payable during the term of the loan at a fixed rate of 8.25%. The loan is collateralized by the shares of the Company's common stock purchased with the proceeds. As the Bank periodically makes contributions to the ESOP to repay the loan, shares will be allocated to participants on the basis of the ratio of each year's principal and interest payments to the total of all principal and interest payments.

The shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheet. As shares are committed to be released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings, while dividends on unallocated ESOP shares are recorded as a reduction of debt. ESOP compensation was $139,862, $169,392, and $190,981 for 2000, 1999 and 1998.

                        DELPHOS CITIZENS BANCORP, INC.

The ESOP shares at September 30, 2000 and 1999 were as follows:

                                                 2000            1999
                                                 ----            ----

Allocated shares                                  35,978          28,782
Shares committed to be released                    7,196           7,196
Unreleased shares                                119,923         127,119
                                             -----------     -----------
Total ESOP shares                                163,097         163,097
                                             ===========     ===========
Fair value of unreleased shares              $ 1,454,066     $ 2,161,023
                                             ===========     ===========


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

A summary of activity in the plan is as follows.

                                                2000                    1999                         1998
                                      ------------------------  ------------------------  -------------------------
                                                      Weighted                  Weighted                  Weighted
                                                       Average                   Average                   Average
                                                      Exercise                  Exercise                  Exercise
                                        Shares          Price      Shares         Price      Shares         Price
                                      -----------    ---------  -----------    --------   -----------    ---------
Outstanding at beginning of year          117,225    $   14.29      117,225    $  14.29      112,128     $   14.00
Granted                                     3,823        13.00           --          --        5,097         20.75
Exercised                                      --           --           --          --           --            --
Forfeited                                      --           --           --          --           --            --
                                      -----------    ---------  -----------     -------  -----------     ---------
Outstanding at end of year                121,048    $   14.25      117,225     $ 14.29      117,225     $   14.29
                                      ===========    =========  ===========     =======  ===========     =========
Options exercisable at year end            71,100    $   14.22       46,125     $ 14.19       22,426     $   14.00
                                      ===========    =========  ===========     =======  ===========     =========

Options outstanding at year-end 2000 were as follows.

                                              Weighted Average
                                                 Remaining
             Exercise           Shares           Contract             Shares
              Price          Outstanding       Life (Months)        Exercisable
           -----------      ------------     -----------------      -----------

             $   13.00           3,823               114                1,274
                 14.00         112,128                80               67,277
                 20.75           5,097                92                2,549
                            -----------             -----           ----------
                               121,048                82               71,100
                            ===========             =====           ==========

                        DELPHOS CITIZENS BANCORP, INC.

The following table presents the fair value of options granted using the Black-Scholes options pricing model along with the assumptions used in the computation:

                                                                      Expected
                  Fair Value     Risk-Free    Expected   Expected    Stock Price
   Date of Grant  of Options   Interest Rate    Life     Dividends    Volatility
   -------------  ----------   -------------    ----     ---------    ----------

     May 1997       $  3.83        6.67%       7 years     1.50%         8.40%
     May 1998          5.14        5.72        7 years     1.50         37.52
     March 2000        4.62        6.40        7 years     2.11         27.59

SFAS No. 123 requires pro forma disclosures for companies not adopting its fair value of accounting method for stock-based compensation. Accordingly, the following pro forma information presents net income had the fair value method been used to measure compensation cost for stock option plans. No compensation expense was recognized for the years ended September 30, 2000, 1999 and 1998.

                                                    2000           1999           1998
                                                    ----           ----           ----
Net income as reported                          $ 1,393,647    $ 1,702,591    $ 1,652,131
Pro forma net income                              1,299,211      1,636,274      1,593,977

Basic earnings per common share as reported            .99            1.14            .97
Pro forma basic earnings per common share              .92            1.09            .93

Diluted earnings per common share as reported          .98            1.12            .95
Pro forma diluted earnings per common share            .92            1.08            .92

NOTE 12 - RECOGNITION AND RETENTION PLAN

A Recognition and Retention Plan ("RRP") was approved by the shareholders of the Company and the Board of Directors on May 28, 1997. The RRP is being used as a means of providing directors and certain key employees of the Bank with an ownership interest in the Company in a manner designed to reward and retain such directors and key employees. The Company contributed $1,270,735 to enable the RRP to purchase 81,549 shares in the open market during the year ended September 30, 1997. The Board granted 43,222 shares to directors, officers and employees on May 28, 1997. The shares vest at a rate of 20% per year on the anniversary date of the grant. The Board granted an additional 21,317 and 2,378 shares in 2000 and 1998 and those shares vest at a rate of 33 1/3% per year for the 2000 grant and 25% per year for the 1998 grant on the anniversary date of the grant. Compensation expense, which is based on the cost of the shares, was $275,591, $135,432 and $129,256 for 2000, 1999 and 1998. The unamortized unearned compensation value of the RRP is shown as a reduction to shareholders' equity.

NOTE 13 - REGULATORY MATTERS

Banks are subject to regulatory capital requirements administered by federal regulatory agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators. Failure to meet capital requirements can initiate regulatory action.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.

Actual and required capital amounts (in thousands) and ratios are presented below at year end:

                                                                                                    To Be Well
                                                                                                 Capitalized Under
                                                                      For Capital                Prompt Corrective
                                               Actual              Adequacy Purposes            Action Regulations
                                                                   -----------------            ------------------
                                      Amount         Ratio      Amount           Ratio         Amount       Ratio
                                      ------         ------     ------           -----         ------       -----
2000
----
Total capital to
  risk weighted assets              $    16,399       22.11%    $    5,934        8.00%     $     7,417     10.0%
Tier 1 (core) capital to
  risk weighted assets                   16,234       21.89          2,967        4.00            4,450     6.00
Tier 1 (core) capital to
  adjusted total assets                  16,234       11.88          4,099        3.00            6,831     5.00
Tangible capital to
  adjusted total assets                  16,234       11.88          2,049        1.50              N/A      N/A

1999
----
Total capital to
  risk weighted assets              $    12,444       18.06%    $    5,512        8.00%     $     6,890    10.00%
Tier 1 (core) capital to
  risk weighted assets                   12,311       17.87          2,756        4.00            4,134     6.00
Tier 1 (core) capital to
  adjusted total assets                  12,311        9.60          3,848        3.00            6,413     5.00
Tangible capital to
  adjusted total assets                  12,311        9.60          1,924        1.50              N/A      N/A

Banking regulations limit capital distributions by banks. Generally, capital distributions are limited to the current year to date undistributed net income and prior two years' undistributed net income, as long as the institution remains well capitalized after the proposed distribution. At September 30, 2000 and 1999, approximately $177,000 was available to pay dividends to Delphos.

NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair values of financial instruments were as follows at year end:

                                                          2000                                1999
                                                          ----                                ----
                                                               Estimated                              Estimated
                                               Carrying           Fair             Carrying              Fair
                                                 Value           Value              Value               Value
                                                 -----           -----              -----               -----
Financial Assets
     Cash and cash equivalents           $    3,686,551     $    3,687,000    $     3,700,277    $     3,700,000
     Securities available for sale            1,309,631          1,310,000          1,864,283          1,864,000
     Securities held to maturity              5,772,169          5,850,000          6,804,708          6,933,000
     FHLB Stock                               1,631,300          1,631,000          1,250,000          1,250,000
     Loans, net                             122,888,483        120,347,000        113,272,857        112,278,000
     Accrued interest receivable                653,799            654,000            573,048            573,000

Financial Liabilities
     Deposits                            $  (79,733,886)    $  (79,369,000)   $   (76,840,590)   $   (76,843,000)
     FHLB advances                          (30,000,000)       (28,361,000)       (25,000,000)       (24,712,000)
     Accrued interest payable                  (206,091)          (206,000)           (52,734)           (53,000)

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, short-term borrowings, Federal Home Loan Bank stock, accrued interest receivable and payable, demand deposits, short-term debt and variable-rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes and, if no such information is available, on the rate and term of the security and information about the issuer. For fixed-rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is based on current fees or cost that would be charged to enter into or terminate such arrangements.

While these estimates of fair value are based on management's judgment of the most appropriate factors as of the balance sheet date, there is no assurance that the estimated fair values would have been realized if the assets had been disposed of or the liabilities settled at that date, since market values may differ depending on various circumstances. The estimated fair values would also not apply to subsequent dates.

In addition, other assets and liabilities that are not financial instruments, such as property and equipment, are not included in the above disclosures. Also, nonfinancial instruments typically not recognized on the balance sheet may have value but are not included in the above disclosures. These include, among other items, the estimated earnings power of core deposits, the trained workforce, customer goodwill and similar items.

NOTE 15 - EARNINGS PER COMMON SHARE

The factors used in the earnings per share computation were as follows:

                                                                        2000            1999              1998
                                                                        ----            ----              ----
Basic earnings per common share
-------------------------------
     Net income                                                    $    1,393,647   $    1,702,591   $    1,652,131
                                                                   ==============   ==============   ==============

     Weighted average common shares
       outstanding                                                      1,590,246        1,689,988        1,927,432
     Less:  Average unallocated ESOP
       shares                                                            (122,698)        (127,119)        (141,883)
     Less:  Average nonvested RRP shares                                  (53,848)         (63,001)         (74,655)
                                                                   --------------   --------------   --------------

     Average shares                                                     1,413,700        1,499,868        1,710,894
                                                                   ==============   ==============   ==============

     Basic earnings per common share                               $          .99   $         1.14   $          .97
                                                                   ==============   ==============   ==============

     Diluted earnings per common share
     Net income                                                    $    1,393,647   $    1,702,591   $    1,652,131
                                                                   ==============   ==============   ==============
     Weighted average common shares
       outstanding for basic earnings per
       common shares                                                    1,413,700        1,499,868        1,710,894
     Add:  Dilutive effects of average
       nonvested RRP shares                                                    --            5,190               --
     Add:  Dilutive effects of stock options                                4,416           14,354           29,448
                                                                   --------------   --------------   --------------

     Average shares and dilutive potential
       common shares                                                    1,418,116        1,519,412        1,740,342
                                                                   ==============   ==============   ==============

     Diluted earnings per common share                             $          .98   $         1.12   $          .95
                                                                   ==============   ==============   ==============

Stock options for 5,097 shares of common stock were not considered in computing diluted earnings per common share for the years ended September 30, 2000, 1999 and 1998, as they were antidilutive.

NOTE 16 - PROPOSED SALE

On August 25, 2000, the Company entered into an Affiliation Agreement with United Bancshares, Inc. in which each share of Delphos' common stock, $.01 par value per share, issued and outstanding will be converted into the right to receive .8749 of a share of United Bancshares, Inc. common stock, without par value or cash in lieu thereof for fractional shares, if any, and $5.41 in cash. The transaction will be accounted for as a purchase and is expected to close in January 2001. The proposed sale is contingent upon shareholder and regulatory approval. Professional fees of approximately $290,000 directly related to the proposed sale are included in fiscal 2000 net income.

NOTE 17 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

                            Condensed Balance Sheets
                           September 30, 2000 and 1999

                                                                            2000                 1999
                                                                            ----                 ----
Assets
     Cash and due from banks                                           $     8,423,956    $     11,740,735
     Investment in subsidiary                                               16,208,721          12,293,855
     Loan receivable from ESOP                                               1,247,212           1,343,152
     Accrued interest receivable and other assets                              105,310             109,665
                                                                       ---------------    ----------------

         Total assets                                                  $    25,985,199    $     25,487,407
                                                                       ===============    ================


         Total shareholders' equity                                    $    25,985,199    $     25,487,407
                                                                       ===============    ================

                         Condensed Statements of Income
               Years Ended September 30, 2000 and 1999 and 1998

                                                                      2000              1999               1998
                                                                      ----              ----               ----
Interest and dividend income
     Dividends from subsidiary bank                            $           --     $    2,000,000    $     2,500,000
     Deposits in subsidiary bank                                        2,816             39,263            110,524
     Securities                                                            --                 --             69,486
     Loan to ESOP                                                     104,874            112,789            165,581
                                                               --------------     --------------    ---------------
                                                                      107,690          2,152,052          2,845,591

Other expenses                                                        155,230             91,420             95,467
                                                               --------------     --------------    ---------------

Income(loss) before taxes and equity in
  undistributed earnings of subsidiary                                (47,540)         2,060,632          2,750,124

Income tax expense (benefit)                                          (10,500)            22,700            179,845
                                                               ---------------    --------------    ---------------

Income before equity in undistributed
  earnings of subsidiary                                              (37,040)         2,037,932          2,570,279

Undistributed earnings (Distributions in excess
  of earnings) of subsidiary                                        1,430,687           (335,341)          (918,148)
                                                               --------------     --------------    ---------------

Net income                                                     $    1,393,647     $    1,702,591    $     1,652,131
                                                               ==============     ==============    ===============

                      Condensed Statements of Cash Flows
               Years Ended September 30, 2000 and 1999 and 1998

Cash flows from operating activities
Net income                                                    $    1,393,647     $    1,702,591    $      1,652,131
Adjustments to reconcile net income to cash
  provided by operations:
     (Undistributed earnings) distributions in excess
       of earnings of subsidiary                                  (1,430,687)           335,341             918,149
     Other                                                             4,357             39,102              85,940
                                                              --------------     --------------    ----------------
         Net cash from operating activities                          (32,683)         2,077,034           2,656,220

Cash flows from investing activities
Net change in receivable from subsidiary                                  --                 --           1,270,734
Net change in loan to ESOP                                            95,940             95,939           7,095,940
Injection of capital into subsidiary                              (2,000,000)                --                  --
                                                              --------------     --------------    ----------------
     Net cash from investing activities                           (1,904,060)            95,939          13,366,674

Cash flows from financing activities
Cash dividends paid                                                 (445,378)          (410,602)           (455,275)
RRP shares purchased                                                      --            (43,488)            (30,357)
Purchase of treasury stock                                          (934,658)        (2,108,857)         (4,158,581)
                                                              --------------     --------------    ----------------
     Net cash from financing activities                           (1,380,036)        (2,562,947)         (4,644,213)
                                                              --------------     --------------    ----------------

Net change in cash and cash equivalents                           (3,316,779)          (389,974)         11,378,681

Cash and cash equivalents at beginning of year                    11,740,735         12,130,709             752,028
                                                              --------------     --------------    ----------------

Cash and cash equivalents at end of year                      $    8,423,956     $   11,740,735    $     12,130,709
                                                              ==============     ==============    ================

NOTE 18 - QUARTERLY FINANCIAL DATA (Unaudited)

The following is a consolidated summary of quarterly information:

                                                     Quarter Ended
                                     December 31  March 31 June 30  September 30
                                     -----------  -------- -------  ------------
                                   (Dollars in thousands, except per share data)
2000
----
Interest income                           $ 2,352   $2,377  $2,474        $2,521
Net interest income                         1,112    1,122   1,115         1,030
Provision for loan losses                       9        9       9             9
Net income                                    424      347     365           258
Earnings per share
         Basic                            $   .30   $  .25  $  .26        $  .18
         Diluted                              .29      .25     .26           .18

1999
----
Interest income                           $ 2,289   $2,277  $2,261        $2,295
Net interest income                         1,185    1,185   1,152         1,116
Provision for loan losses                       3        9       9             9
Net income                                    441      424     440           398
Earnings per share
         Basic                            $   .29   $  .28  $  .30        $  .27
         Diluted                              .29      .28     .29           .27

Item 9. Changes in and Disagreements With Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure.
--------------------

         None.


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.
-------------------------------------------------------------

         The name, age, position, term of office as officer and period during which he or she has served as an officer is provided below for each executive officer of the Registrant and the Bank.

         Joseph R. Reinemeyer, Chairman of the Board, President, Chief Executive Officer of the Registrant and the Bank; joined the Bank in 1975. Prior to holding these positions, Mr. Reinemeyer served as Executive Vice President and Managing Officer of the Bank from 1982 to 1996, and he is 51 years old.

         Nancy C. Rumschlag has served as Vice President of the Registrant and the Bank since 1991. Ms. Rumschlag has served as a director since 1987, and she is 50 years old.

         David Roach, an outside director, is President of Vogel Roach Corp., a radio broadcast company. Mr. Roach has served as a director since 1997. He has worked at Vogel Roach Corp. since 1972, and he is 50 years old.

         P. Douglas Harter, an outside director, is Associate of Harter and Son Funeral Home. Mr. Harter has served as director since 1969, and he is 53 years old.

         Robert L. Dillhoff, an outside director, is the District Highway Management Administrator for the Ohio Department of Transportation. Mr. Dillhoff has served as a director since 1991, and he is 53 years old.

         Gary Ricker, who is an executive officer, but not a director, joined the Bank in 1987 as Secretary and Treasurer. He is also a Loan Officer for the Bank. He is 46 years old.

         Other information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Joint Proxy
Statement/Prospectus for the Annual Meeting of Shareholders, in the Election of Directors of Delphos Citizens Bancorp Section.

Item 11.  Executive Compensation.
--------------------------------

         The information relating to executive compensation is incorporated by reference to the Joint Proxy Statement/Prospectus for the Annual Meeting of Shareholders, in the Election of Directors of Delphos Citizens Bancorp
Section (excluding the Report of the Compensation Committee in the Election of Directors of Delphos Citizens Bancorp Section and the Stock Performance Graph).

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------

         The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Joint Proxy Statement/Prospectus for the Annual Meeting of Shareholders, in the Election of Directors of Delphos Citizens Bancorp Section.

Item 13.  Certain Relationships and Related Transactions.
--------------------------------------------------------

         The information relating to certain relationships and related transactions is incorporated by reference to the Registrant's Joint Proxy Statement/Prospectus for the Annual Meeting of Shareholders, in the Election of Directors of Delphos Citizens Bancorp section.

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

         Exhibits Required by Securities and Exchange Commission Regulation S-K

         3.1      Certificate of Incorporation of Delphos Citizens Bancorp, Inc.
                  (1)
         3.2      Bylaws of Delphos Citizens Bancorp, Inc. (1)
         4.0      Stock Certificate of Delphos Citizens Bancorp, Inc. (1)
         10.1 Form of Employment Agreement between Citizens Bank of Delphos and the President and Chief Executive Officer (1)
         10.2     Form of Citizens Bank of Delphos Employee Stock Ownership Plan
                  (1)
         10.3 Delphos Citizens Bancorp, Inc. Employment Agreement dated April 21, 1997 and First Amendment dated December 20, 1999 (2)
         10.4 Amended and Restated Delphos Citizens Bancorp, Inc. Stock-Based Incentive Plan (3)
         21.0 Subsidiary information is incorporated herein by reference to "Part I--Subsidiary Activities."
         23.0     Consent of Crowe, Chizek and Company LLP (filed herewith)
         27.0     Financial Data Schedule (filed herewith)

         (b)      Reports on Form 8-K Filed During the Quarter Ended September
                  30, 2000

                  On August 29, 2000, a report on Form 8-K was filed to announce the Affiliation Agreement by and between United Bancshares, Inc. and Delphos Citizens Bancorp, Inc. dated August 25, 2000, in which each share of Delphos Citizens Bancorp, Inc. common stock, $.01 par value per share, issued and outstanding will be converted into the right to receive .8749 of a share of United Bancshares, Inc. common stock, without par value or cash in lieu thereof for fractional shares, if any, and $5.41 in cash.

___________________________

(1) Incorporated herein by reference from the Exhibits to the Registration Statement on Form S-1, as amended, filed on August 22, 1996, Registration No. 333-10639.
(2) Incorporated herein by reference from the Exhibits to the Quarterly Report on Form 10-Q filed on August 14, 2000.
(3) Incorporated herein by reference from the Registrant's Proxy Statement for the Registrant's 1999 Annual Meeting of Shareholders filed with the Commission on December 31, 1998.

                                  SIGNATURES

       Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           DELPHOS CITIZENS BANCORP, INC.



                                           By:  /s/ Joseph R. Reinemeyer
                                                --------------------------------
                                           Joseph R. Reinemeyer
Dated: November 20, 2000                   Chairman of the Board, President,
                                           and Chief Executive Officer


         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

         Name                Title                                Date
         ----                -----                                ----
/s/Joseph R. Reinemeyer                                        November 20, 2000
-----------------------
Joseph R. Reinemeyer         Chairman of the Board, President
                             and Chief Executive Officer
                             (Principal Executive and
                             Accounting Officer)

/s/Nancy C. Rumschlag                                          November 20, 2000
----------------------
Nancy C. Rumschlag           Vice President and Director



/s/P. Douglas Harter                                           November 20, 2000
-----------------------
P. Douglas Harter            Director



/s/Robert L. Dillhoff                                          November 20, 2000
-----------------------
Robert L. Dillhoff           Director



/s/David P. Roach                                              November 20, 2000
-----------------------
David Roach                  Director