Form 10-Q
period 2000-12-31
DELPHOS CITIZENS BANCORP INC
filed 2001-02-14
CIK 1021206

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period ended December 31, 2000

Commission File Number 333-10639
                       ---------

                        DELPHOS CITIZENS BANCORP, INC.
                        -----------------------------
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

                                (419) 692-2010
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes          X       No
        ---------          ---------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class:                             Outstanding at January 31, 2001
Common stock, $0.01 par value                   1,584,783 common shares

                        DELPHOS CITIZENS BANCORP, INC.

                                     INDEX

                                                                                                           Page
PART I - FINANCIAL INFORMATION (UNAUDITED)                                                                 ----

Item 1.  Financial Statements
      Consolidated Statements of Financial Condition..................................................      3

      Consolidated Statements of Income...............................................................      4

      Consolidated Statements of Comprehensive Income.................................................      5

      Condensed Consolidated Statements of Cash Flows.................................................      6

      Notes to Consolidated Financial Statements .....................................................      7

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations............................................     12

Item 3.  Quantitative and Qualitative Disclosure About Market Risk....................................     16

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.............................................................................    17

Item 2.  Changes in Securities and Use of Proceeds.....................................................    17

Item 3.  Defaults Upon Senior Securities...............................................................    17

Item 4.  Submission of Matters to a Vote of Security Holders...........................................    17

Item 5.  Other Information.............................................................................    17

Item 6.  Exhibits and Reports on Form 8-K..............................................................    17

SIGNATURES ...........................................................................................     19

                        DELPHOS CITIZENS BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

--------------------------------------------------------------------------------

Item 1.  Financial Statements
         --------------------

                                                                                December 31,          September 30,
                                                                                    2000                  2000
                                                                                    ----                  ----
ASSETS
     Cash and amounts due from depository institutions                       $       1,995,543    $       2,191,658
     Interest-bearing deposits in other financial institutions                       1,608,293            1,494,893
                                                                             -----------------    -----------------
         Total cash and cash equivalents                                             3,603,836            3,686,551
     Securities available for sale                                                   1,223,835            1,309,631
     Securities held to maturity (Estimated fair value of
       $5,701,171 at December 31, 2000 and
       $5,850,415 at September 31, 2000)                                             5,570,929            5,772,169
     Federal Home Loan Bank stock                                                    1,662,000            1,631,300
     Loans, net                                                                    125,021,395          122,888,483
     Premises and equipment, net                                                       602,043              614,292
     Accrued interest receivable                                                       654,328              653,799
     Other assets                                                                       22,746               71,208
                                                                             -----------------    -----------------

              Total assets                                                   $     138,361,112    $     136,627,433
                                                                             =================    =================

LIABILITIES
     Deposits                                                                $      83,946,935     $     79,733,886
     Federal Home Loan Bank advances                                                27,000,000           30,000,000
     Escrow accounts                                                                   502,776              323,968
     Accrued interest payable                                                          246,932              206,091
     Other liabilities                                                                 435,859              378,289
                                                                             -----------------    -----------------
         Total liabilities                                                         112,132,502          110,642,234
                                                                             -----------------    -----------------

SHAREHOLDERS' EQUITY
     Preferred Stock, no par value, 1,000,000 shares authorized,
       none outstanding                                                                     --                   --
     Common stock, $.01 par value, 4,000,000 shares authorized,
       2,047,631 shares issued                                                          20,476               20,476
     Additional paid-in capital                                                     20,199,650           20,161,428
     Retained earnings                                                              16,508,265           16,390,549
     Treasury stock, at cost 462,848 at December 31, 2000
       and September 30, 2000                                                       (8,681,160)          (8,681,160)
     Unearned employee stock ownership plan shares                                  (1,151,273)          (1,175,257)
     Unearned recognition and retention plan shares                                   (643,457)            (703,817)
     Accumulated other comprehensive income                                            (23,891)             (27,020)
                                                                             -----------------    -----------------
         Total shareholders' equity                                                 26,228,610           25,985,199
                                                                             -----------------    -----------------

              Total liabilities and shareholders' equity                     $     138,361,112    $     136,627,433
                                                                             =================    =================


--------------------------------------------------------------------------------

         See  accompanying notes to consolidated financial statements.
                                                                              3.

                         DELPHOS CITIZENS BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                        Three Months Ended
                                                                                           December 31,
                                                                                           -----------
                                                                                       2000              1999
                                                                                       ----              ----
Interest income
     Loans, including fees                                                        $    2,410,138    $     2,169,787
     Securities                                                                          133,356            150,909
     FHLB stock dividends                                                                 30,754             20,544
     Interest-bearing deposits                                                            28,999             10,554
                                                                                  --------------    ---------------
                                                                                       2,603,247          2,351,794
                                                                                  --------------    ---------------
Interest expense
     Deposits                                                                          1,120,767            877,799
     FHLB advances                                                                       455,347            362,671
                                                                                  --------------    ---------------
                                                                                       1,576,114          1,240,470
                                                                                  --------------    ---------------

Net interest income                                                                    1,027,133          1,111,324

Provision for loan losses                                                                  9,000              9,000
                                                                                  --------------    ---------------

Net interest income after provision for loan losses                                    1,018,133          1,102,324
                                                                                  --------------    ---------------

Noninterest income
     Other income                                                                         12,401             12,511
                                                                                  --------------    ---------------

Noninterest expense
     Compensation and benefits                                                           248,207            218,376
     Occupancy expense                                                                    29,769             21,083
     Data processing services                                                             60,959             51,492
     Professional fees                                                                   215,168             28,744
     State franchise taxes                                                                44,204             52,335
     Other expenses                                                                       53,938             91,508
                                                                                  --------------    ---------------
                                                                                         652,245            463,538
                                                                                  --------------    ---------------

Income before income tax                                                                 378,289            651,297

Income tax expense                                                                       129,800            227,059
                                                                                  --------------    ---------------

Net income                                                                        $      248,489    $       424,238
                                                                                  ==============    ===============

Earnings per common share
     Basic                                                                        $          .17    $          .30
     Diluted                                                                      $          .17    $          .29


         See  accompanying notes to consolidated financial statements.

                        DELPHOS CITIZENS BANCORP, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (Unaudited)

--------------------------------------------------------------------------------

                                                      Three Months Ended
                                                        December 31,
                                                        -----------
                                                     2000            1999
                                                     ----            ----

Net income                                     $     248,489   $      424,238

Other comprehensive income (loss)
     Unrealized holding gains (losses) on
      available for sale securities
      arising during the period                        4,741          (11,550)
     Tax effect                                        1,612            3,927
                                               -------------   --------------

         Other comprehensive income (loss)             3,129           (7,623)
                                               -------------   --------------

Comprehensive income                           $     251,618   $      416,615
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

                        DELPHOS CITIZENS BANCORP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

--------------------------------------------------------------------------------

                                                                                        Three Months Ended
                                                                                           December 31,
                                                                                           ------------
                                                                                      2000               1999
                                                                                      ----               ----
Net cash from operating activities                                              $       465,913    $        862,988

Cash flows from investing activities
     Securities available for sale
         Proceeds from principal payments                                                90,163             377,872
     Securities held to maturity
         Proceeds from maturities and principal payments                                203,864             272,555
     Purchases of Federal Home Loan Bank stock                                               --            (279,500)
     Net increase in loans                                                           (2,141,912)         (2,348,010)
     Premises and equipment expenditures                                                     --              (2,143)
                                                                                ---------------    ----------------
         Net cash from investing activities                                          (1,847,885)         (1,979,226)
                                                                                ---------------    ----------------

Cash flows from financing activities
     Net change in deposits                                                           4,213,049           1,361,689
     Net change in escrow accounts                                                      178,808             179,211
     Net change in short-term advances from FHLB                                     (3,000,000)          3,000,000
     Dividends on unallocated ESOP shares                                                34,183              62,327
     Cash dividends paid                                                               (126,783)           (112,573)
     Purchase of treasury stock                                                              --            (934,658)
                                                                                ---------------    ----------------
         Net cash from financing activities                                           1,299,257           3,555,996
                                                                                ---------------    ----------------

Net change in cash and cash equivalents                                                 (82,715)          2,439,758

Cash and cash equivalents at beginning of period                                      3,686,551           3,700,277
                                                                                ---------------    ----------------

Cash and cash equivalents at end of period                                      $     3,603,836    $      6,140,035
                                                                                ===============    ================

Supplemental disclosures of cash flow information
     Cash paid during the period for:
         Interest                                                               $     1,535,273    $      1,025,243
         Income taxes                                                                    17,385               1,549


--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: These interim consolidated financial statements are
---------------------
prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Delphos Citizens Bancorp, Inc. at December 31, 2000, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-Q and, therefore, do not purport to contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The annual report for the Company for the year ended September 30, 2000, contains consolidated financial statements and related notes that should be read in conjunction with the accompanying unaudited consolidated financial statements.

Consolidation Policy: The consolidated financial statements include the accounts
--------------------
of Delphos Citizens Bancorp, Inc. ("Delphos") and its wholly-owned subsidiary, Citizens Bank of Delphos ("Bank"), together referred to as the Company. All significant intercompany balances and transactions have been eliminated.

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

New Accounting Pronouncements: Beginning October 1, 2000, a new accounting
-----------------------------
standard required all derivatives to be recorded at fair value. Unless designated hedges, changes in fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. Adoption of this standard on October 1, 2000 did not have a material effect on the Company's financial statements as no derivatives are currently held.

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

The factors used in the earnings per share computation were as follows:

                                                                                         Three Months Ended
                                                                                            December 31,
                                                                                            -----------
                                                                                        2000              1999
                                                                                        ----              ----
Basic earnings per common share
     Net income                                                                     $      248,489   $      424,238
                                                                                    ==============   ==============

     Weighted average common shares outstanding                                          1,584,783        1,606,638
     Less:  Average unallocated ESOP shares                                               (116,700)        (126,293)
     Less:  Average nonvested RRP shares                                                   (34,660)         (64,584)
                                                                                    --------------   --------------

     Average shares                                                                      1,433,423        1,415,761
                                                                                    ==============   ==============

     Basic earnings per common share                                                $          .17   $         .30
                                                                                    ==============   =============

Diluted earnings per common share
     Net income                                                                     $      248,489   $      424,238
                                                                                    ==============   ==============
     Weighted average common shares outstanding for
       basic earnings per common shares                                                  1,433,423        1,415,761
     Add:  Dilutive effects of average nonvested RRP shares                                     --            4,366
     Add:  Dilutive effects of stock options                                                    --           19,070
                                                                                    --------------   --------------

     Average shares and dilutive potential common shares                                 1,433,423        1,439,197
                                                                                    ==============   ==============

     Diluted earnings per common share                                              $          .17   $         .29
                                                                                    ==============   =============

Stock options and RRP shares for 120,048 and 34,660 shares of common stock were not considered in computing diluted earnings per common share for the three months ended December 31, 2000, as they were antidilutive. Stock options for 5,097 shares of common stock were not considered in computing diluted earnings per share for the three months ended December 31, 1999, as they were antidilutive.


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

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 2 - SECURITIES

The amortized cost and fair values of securities were as follows:

                                                                    Gross             Gross
                                              Amortized          Unrealized        Unrealized            Fair
                                                Cost                Gains             Loss               Value
                                                ----                -----             ----               -----
December 31, 2000

Available for sale
     Ginnie Mae Certificates               $       564,451     $        5,396     $       (1,809)   $       568,038
     Fannie Mae Certificates                       695,583                 --            (39,786)           655,797
                                           ---------------     --------------     --------------    ---------------

     Total                                 $     1,260,034     $        5,396     $      (41,595)   $     1,223,835
                                           ===============     ==============     ==============    ===============

Held to maturity
     Ginnie Mae Certificates               $     5,548,080     $      130,219     $       (1,039)   $     5,677,260
     Freddie Mac Certificates                       22,849              1,062                 --             23,911
                                           ---------------     --------------     --------------    ---------------

         Total                             $     5,570,929     $      131,281     $       (1,039)   $     2,701,170
                                           ===============     ==============     ==============    ===============

September 30, 2000

Available for sale
     Ginnie Mae Certificates               $       567,110     $        1,725     $       (9,319)   $       559,516
     Fannie Mae Certificates                       783,461                 --            (33,346)           750,115
                                           ---------------     --------------     --------------    ---------------

         Total                             $     1,350,571     $        1,725     $      (42,665)   $     1,309,631
                                           ===============     ==============     ==============-   ===============

Held to maturity
     Ginnie Mae Certificates               $     5,745,376     $      100,005     $      (22,778)   $     5,822,603
     Freddie Mac Certificates                       26,793              1,019                 --             27,812
                                           ---------------     --------------     --------------    ---------------

         Total                             $     5,772,169     $      101,024     $      (22,778)   $     5,850,415
                                           ===============     ==============     ===============   ===============


There were no sales of securities during the three months ended December 31, 2000 or 1999.


--------------------------------------------------------------------------------

                                  (Continued)

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 3 - LOANS

Loans were as follows:

                                                                                  December 31,        September 30,
                                                                                      2000                2000
                                                                                      ----                ----
     Real estate loans
         One- to four- family                                                   $   108,620,779    $    106,362,753
         Multi-family                                                                 1,877,193           1,901,537
         Commercial real estate                                                       6,753,494           6,621,302
         Construction and land                                                        5,425,757           6,937,929
                                                                                ---------------    ----------------
                                                                                    122,677,223         121,823,521
     Less:
         Mortgage loans in process                                                   (2,982,745)         (4,137,097)
         Net deferred loan origination fees                                             (34,659)            (28,980)
                                                                                ---------------    ----------------
                                                                                    119,660,119         117,657,444
     Consumer and other loans
         Manufactured homes                                                              95,492              97,966
         Home equity loans                                                            4,692,820           4,474,024
         Unsecured loans                                                                 72,155              76,078
         Other consumer loans                                                           664,837             747,852
                                                                                ---------------    ----------------
                                                                                      5,525,304           5,395,920

     Less:  Allowance for loan losses                                                  (163,728)           (164,881)
                                                                                ---------------    ----------------

                                                                                $   125,021,395    $    122,888,483
                                                                                ===============    ================
Activity in the allowance for loan losses was as follows:

                                                                                        Three Months Ended
                                                                                            December 31,
                                                                                            -----------
                                                                                      2000               1999
                                                                                      ----               ----
Beginning balance                                                               $       164,881 $           133,493
Provision for loan losses                                                                 9,000               9,000
Recoveries                                                                                  250                 250
Charge-offs                                                                             (10,403)                 --
                                                                                ---------------    ----------------

Ending balance                                                                  $       163,728    $        142,743
                                                                                ===============    ================

Loans considered impaired within the scope of SFAS No. 114 were not significant at December 31, 2000 and September 30, 2000, and during the three months ended December 31, 2000 and 1999.


--------------------------------------------------------------------------------

                                  (Continued)

                         DELPHOS CITIZENS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 16 - PROPOSED SALE

On August 25, 2000, the Company entered into an Affiliation Agreement with United Bancshares, Inc. in which each share of Delphos' common stock, $.01 par value per share, issued and outstanding will be converted into the right to receive .8749 of a share of United Bancshares, Inc. common stock, without par value or cash in lieu thereof for fractional shares, if any, and $5.41 in cash. The transaction will be accounted for as a purchase and is expected to close in February 2001. On February 7, 2001, the shareholders of Delphos approved the pending merger at its annual meeting of shareholders.




--------------------------------------------------------------------------------

                         DELPHOS CITIZENS BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

--------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
           and Results of Operations
           -------------------------

The following discusses the financial condition of the Company as of December 31, 2000, as compared to September 30, 2000, and the results of operations for the three months ended December 31, 2000, compared with the same period in 1999. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.


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


Analysis of Financial Condition

The Company's assets totaled $138.4 million at December 31, 2000, an increase of $1.8 million, or 1.3%, from $136.6 million at September 30, 2000. The growth in assets was primarily in loans. Such growth was funded by increased deposits.

At December 31, 2000, the Company's securities portfolio was comprised of Ginnie Mae, Fannie Mae and Freddie Mac fixed and variable rate securities. Management's strategy emphasizes the investment in mortgage-backed securities guaranteed by U.S. government agencies in order to minimize risk.

Net loans increased from $122.9 million at September 30, 2000 to $125.0 million at December 31, 2000. The growth in loans was primarily in one- to four-family real estate loans, which increased $2.3 million, or 2.1%, during the period. Growth in total real estate loans is primarily related to growth in the Company's market area. Changes in other types of loans were not significant.


--------------------------------------------------------------------------------

                         DELPHOS CITIZENS BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

--------------------------------------------------------------------------------

Total deposits increased $4.2 million, or 5.3%, from $79.7 million at September 30, 2000 to $83.9 million at December 31, 2000. The Corporation experienced increases in all deposit types. However, no individual type made up a significant amount of the increase.

Borrowings from the FHLB totaled $27.0 million at December 31, 2000, a decrease of $3.0 million from September 30, 2000. Management has used advances from the FHLB as an alternative source of funds in order to continue to meet loan demand and to leverage the Company's excess capital.


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

The Company's net income is primarily dependent on its net interest income (the difference between interest income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities). Net income is also affected by provisions for loan losses, service charges, gains on sale of assets and other income, noninterest expense and income taxes. The Company's net income of $248,000 for the three months ended December 31, 2000 represented a decrease of $176,000 when compared to the same period in 1999. Basic earnings per share decreased $0.13 per share from $0.30 per share for 1999 to $0.17 per share for 2000.

Net interest income is the largest component of the Company's income and is affected by the interest rate environment and volume and composition of interest-earning assets and interest-bearing liabilities. Net interest income totaled $1,027,000 for the three months ended December 31, 2000, compared to $1,111,000 for the same period in 1999. The Company remains liability sensitive, whereby its interest-bearing liabilities will generally reprice more quickly than its interest-earning assets. Therefore, the Company's net interest margin will generally increase in periods of falling interest rates in the market and will decrease in periods of rising interest rates. Accordingly, in a rising interest rate environment, the Company may need to increase rates to attract and retain deposits. Due to the negative gap position, the rise in interest rates may not have such an immediate impact on interest-earning assets. This lag could negatively affect net interest income in future periods.

Interest and fees on loans totaled $2,410,000 for the three months ended December 31, 2000 compared to $2,170,000 for the three months ended December 31, 1999. The increase in interest and fees on loans was due to an overall increase in the interest rate environment.

Interest and dividends on securities totaled $133,000 for the three months ended December 31, 2000, compared to $151,000 for the same period in 1999. The decrease was primarily due to a decrease in the volume of securities held since the prior period as the majority of the proceeds from principal payments have been reinvested in higher yielding loans.


--------------------------------------------------------------------------------

                         DELPHOS CITIZENS BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

--------------------------------------------------------------------------------

Interest on deposits totaled $1,121,000 for the three months ended December 31, 2000 compared to $878,000 for the three months ended December 31, 1999. The Company increased the rates paid during the second half of 2000 in order to attract deposits. The overall increase resulted primarily from a higher average cost of deposits for the period.

Interest on FHLB advances was $455,000 for the three months ended December 31, 2000 compared to $363,000 for the three months ended December 31, 1999. The Company has continued to increase its use of FHLB advances as a means to fund loan growth and to leverage its excess capital. As opportunities arise, the Company may make additional borrowings to fund future loan demand.

The Company maintains an allowance for loan losses in an amount, which, in management's judgment, is adequate to absorb probable losses inherent in the loan portfolio. While management utilizes its best judgment and information available, ultimate adequacy of the allowance is dependent on a variety of factors, including performance of the Company's loan portfolio, the economy, changes in real estate values and interest rates and the view of the regulatory authorities toward loan classifications. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level considered adequate to absorb probable losses in the loan portfolio. The amount of the provision is based on management's regular review of the loan portfolio and consideration of such factors as historical loss experience, general prevailing economic conditions, changes in size and composition of the loan portfolio and specific borrower considerations, including ability of the borrower to repay the loan and the estimated value of the underlying collateral. The provision for loan losses totaled $9,000 during the three months ended December 31, 2000 and 1999.

Noninterest expense totaled $652,000 for the three months ended December 31, 2000, compared to $464,000 for the same period in 1999. Noninterest expense is comprised of employee compensation and benefits, occupancy, data processing services, professional fees, state franchise taxes and miscellaneous other expenses. Professional fees attributed to most of the increase as the Company expensed approximately $192,000 directly related to the proposed sale to United Bancshares, Inc.

The change in income tax expense is primarily attributable to the change in net income before income taxes. Income tax expense totaled $130,000, or an effective rate of 34.3%, for the three months ended December 31, 2000, compared to $227,000, or an effective rate of 34.9%, for the three months ended December 31, 1999.

Liquidity

Federally insured banks are required to maintain minimum levels of liquid assets. The Bank is currently required to maintain an average daily balance of liquid assets of at least 4% of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At December 31, 2000, the Bank complied with this requirement with a liquidity ratio of 11.4%. Management considers this liquidity position adequate to meet its expected needs for the foreseeable future.


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

The following table summarizes the Bank's regulatory capital requirements and actual capital at December 31, 2000.

                                                                                 Excess of actual
                                                                               capital over current
                               Actual capital          Current requirement          requirement
                           ---------------------     ---------------------      -------------------      Applicable
(Dollars in thousands)       Amount      Percent       Amount        Percent      Amount     Percent     Asset Total
                             ------      -------       ------        -------      ------     -------     -----------
Tangible capital           $   16,352     11.8%      $   2,076        1.5%      $ 14,276      10.3%      $  138,393
Core capital                   16,352     11.8           4,152        3.0         12,200       8.8          138,393
Total risk-based capital       16,516     22.3           5,938        8.0         10,578      14.3           74,221

The Bank's tangible and core capital consists solely of shareholder equity. Total risk based capital consists of core capital plus general loan loss allowances less certain assets required to be deducted.

At December 31, 2000, the Bank was considered well capitalized under Prompt Corrective Action Regulations.



--------------------------------------------------------------------------------

                         DELPHOS CITIZENS BANCORP, INC.
                     QUANTITATIVE AND QUALITATIVE DISCLOSURE
                                ABOUT MARKET RISK

--------------------------------------------------------------------------------


Item 3.  Quantitative and Qualitative Disclosure About Market Risk
         ---------------------------------------------------------

There have been no material changes in the quantitative and qualitative disclosures about market risk as of December 31, 2000, from that presented in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.


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


--------------------------------------------------------------------------------


Item 1 -       Legal Proceedings
               -----------------
               None

Item 2 -       Changes in Securities and Use of Proceeds
               -----------------------------------------
               None

Item 3 -       Defaults Upon Senior Securities
               -------------------------------
               None

Item 4 -       Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------

               The annual meeting of shareholders was held on February 7, 2001. The Board of Directors of the Company solicited proxies for the meeting pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

                                                             Votes For        Votes Against      Abstain        Broker Non-Vote
                                                             --------         -------------      -------        ---------------
               1.   Approval of Affiliation Agreement,
                    dated August 25, 2000 by and
                    between United Bancshares, Inc.
                    and Delphos Citizens Bancorp, Inc.       1,035,854            128,323           19,814             124,326

               2.   Election of Directors.

                    Joseph R. Reinemeyer                     1,143,651            164,666                0                   0
                    David P. Roach                           1,147,908            160,409                0                   0

               3.   Ratification of the appointment
                    Crowe, Chizek & Company LLP
                    as independent auditors of the
                    Company for the fiscal year
                    ending September 30, 2001.               1,251,089             38,090           19,138                   0

Item 5 -       Other Information
               -----------------
               None

Item 6 -       Exhibits and Reports on Form 8-K
               --------------------------------
               (a)  Exhibits

               Exhibit Number         Description
               --------------         -----------
               2.1                    United Bancshares, Inc. and Delphos
                                      Citizens Bancorp, Inc. Affiliation
                                      Agreement. (1)
               3.1                    Certificate of Incorporation of Delphos
                                      Citizens Bancorp, Inc. (2)
               3.2                    Bylaws of Delphos Citizens Bancorp, Inc.
                                      (2)
               4.0                    Stock Certificate of Delphos Citizens
                                      Bancorp, Inc. (2)
               10.1                   Form of Employment Agreement between
                                      Citizens Bank of Delphos and the President
                                      and Chief Executive Officer. (2)
               10.2                   Form of Citizens Bank of Delphos Employee
                                      Stock Ownership Plan. (2)
               10.3                   Delphos Citizens Bancorp, Inc. Employment
                                      Agreement dated April 27, 1997 and First
                                      Amendment dated December 20, 1999. (3)
               10.4                   Amended and Restated Delphos Citizens
                                      Bancorp, Inc. Stock Based Incentive Plan.
                                      (4)
               11.0                   Statement Re: Computation of Per Share
                                      Earnings. (5)

               (b) No current reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 2000.
               (1) Incorporated herein by reference from the Exhibit to the Form 8-K as filed on August 29, 2000.
               (2) Incorporation herein by reference from the Exhibits to the Registration Statement on Form S-1, as amended, filed on August 22, 1996, Registration No. 333-10639.
               (3) Incorporated herein by reference from the Exhibits to the Quarterly Report on Form 10-Q filed on August 14, 2000.
               (4) Incorporated herein by reference from the Registrant's Proxy Statement for the Registrant' 1999 Annual Meeting of Shareholders filed with the Commission on December 31, 1998.
               (5) Incorporation herein by reference to Note 1 to the Consolidated Financial Statements.


--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DELPHOS CITIZENS BANCORP, INC.
                                       ------------------------------
                                       (Registrant)



Date:   February 14, 2001              /s/Joseph R. Reinemeyer
      --------------------------       -----------------------------------------
                                       Joseph R. Reinemeyer
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)




--------------------------------------------------------------------------------